Form 10QSB
period 2007-12-31
Bonfire Productions, Inc.
filed 2008-02-06
CIK 1406257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2007.

[ ] Transition Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

     For the transition period            to            .
                              ------------  ------------

                        Commission File Number 333-145743

                            BONFIRE PRODUCTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       75-3260546
----------------------------------          ------------------------------------
 (State or other jurisdiction of            (IRS Employer Identification Number)
   incorporation or organization)

                   2018 156th Avenue NE, Building F, Suite 100
                               Bellevue, WA 98007
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (425) 748-5041
                           ---------------------------
                           (Issuer's telephone number)


                                      None
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,332 Shares of $0.001 par value Common Stock outstanding as of February 5, 2008.

Transitional Small Business Disclosure Format (Check one):      Yes [ ]  No [X]

                            BONFIRE PRODUCTIONS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2007

                                   (Unaudited)













BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                               December 31,         June 30,
                                                                                   2007               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                                    ASSETS
                                                    ------
   Current assets
       Cash                                                                  $        25,408    $         16,523
       Prepaid expenses                                                                1,969                   -
                                                                                ------------      --------------
       Total current assets                                                           27,377              16,523

    Property and equipment, net                                                        1,903                   -
    Security deposit                                                                     200                   -
                                                                                ------------      --------------
   Total Assets                                                              $        29,480     $        16,523
                                                                                ============      ==============

                                       LIABILITIES & STOCKHOLDERS' EQUITY
                                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities                                  $        11,227     $         6,219
   Due to related parties                                                              2,745               1,986
   Loan payable - related parties                                                     15,517              15,029
                                                                                ------------      --------------
         Total current liabilities                                                    29,489              23,234

 Total Liabilities                                                                    29,489              23,234
                                                                                ------------      --------------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       6,503,332 shares issued and outstanding
       (June 30, 2007 - 3,500,000)                                                     6,503               3,500
Additional paid in capital                                                            42,047                   -
Deficit accumulated during the development stage                                (     48,559)       (     10,211)
                                                                                ------------        ------------
Total Stockholders' Equity                                                      (          9)       (      6,711)
                                                                                ------------        ------------
Total Liabilities and Stockholders' Equity                                   $        29,480     $        16,523
                                                                                ============        ============


    The accompanying notes are an integral part of these financial statements

                                             BONFIRE PRODUCTIONS, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF OPERATIONS
                                                    (Unaudited)

                                                                                                 August 25,2006  August 25,2006
                                                   Three months    Three months       Six months   (Inception)     (Inception)
                                                      Ended           Ended             Ended        through         through
                                                    December 31,    December 31,      December 31,  December 31,   December 31,
                                                       2007            2006              2007          2006           2007
                                                       ----            ----              ----          ----           ----
Revenue                                           $           -   $            -   $            - $           - $          -
                                                   ------------    -------------    -------------   -----------   ----------

Expenses:
   Accounting and audit fees                      $       4,800   $            -   $        6,800 $           - $      9,800
   Amortization                                              26                -               26             -           26
   Consulting                                             7,066                -            7,066             -        7,066
   General and Administrative                               619               30            2,753            30        3,380
   Legal                                                      -                -            5,500             -        5,500
   Management                                             2,000            2,000            3,000         2,000        5,000
   Organization costs                                         -                -                -           355          355
   Rent                                                     730                -            1,460             -        2,660
   Transfer agent                                        11,255                -           11,255             -       11,255
   Website development                                        -                -                -             -        3,000
                                                   ------------    -------------    -------------   -----------  -----------
                                                         26,496            2,030           37,860         2,385       48,042
                                                   ------------    -------------    -------------   -----------  -----------

Loss from operations                               (     26,496)   (       2,030)    (     37,860)  (     2,385) (    48,042)
Other income (expense)
   Interest expense                                (        244)               -     (        488)            -  (       517)
                                                   ------------    -------------    -------------   -----------   ----------

Income (loss) before provision for income tax      (     26,740)   (       2,030)    (     38,348)  (     2,385) (    48,559)
Provision for income tax                                      -                -                -             -            -
                                                   ------------    -------------    -------------   -----------   ----------
Net income (loss)                                 $(     26,740)  $(       2,030)  $ (     38,348) $(     2,385) $(   48,559)
                                                   ============    =============    =============   ===========   ==========
Net income (loss) per share                       $(       0.01)  $(        0.01)  $ (       0.01) $(      0.01)
                                                   ============    =============    =============   ===========
Weighted average number of common shares
outstanding                                           5,787,101          342,391        4,643,550       246,094
                                                   ============    =============    =============   ===========


    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                     Six months            August 25, 2006       August 25, 2006
                                                                        Ended            (Inception) through   (Inception) through
                                                                    December 31,             December 31,          December 31,
                                                                        2007                     2006                 2007
                                                                        ----                     ----                 ----
Cash Flows From Operating Activities:
   Net income (loss)                                             $  (     38,348)          $  (      2,385)    $  (     48,559)

   Adjustment to reconcile net income to net
   cash provided by (used for) operating activities:
     Amortization                                                             26                         -                  26
     Prepaid expenses                                               (      1,969)                        -        (      1,969)
     Security deposit                                               (        200)                        -        (        200)
     Accounts payable and accrued
     liabilities                                                           5,008                         -              11,227
      Accounts payable related parties                                       759                       435               2,745
                                                                  --------------             -------------      --------------
          Net cash provided by (used for)
          operating  activities                                     (     34,724)             (      1,950)       (     36,730)
                                                                  --------------             -------------      --------------
Cash Flows From Investing  Activities
     Purchase of fixed assets                                       (      1,929)                        -        (      1,929)
                                                                  --------------             -------------      --------------
        Net cash provided by (used for)
        investing activities                                        (      1,929)                        -        (      1,929)
                                                                  --------------             -------------      --------------

Cash Flows From Financing Activities:
   Loan payable - related party                                              488                         -              15,517
   Proceeds from issuance of common stock                                 45,050                     3,500              48,550
                                                                  --------------             -------------      --------------
          Net cash provided by (used for)
           financing activities                                           45,538                     3,500              64,067
                                                                  --------------             -------------      --------------
Net Increase (Decrease) In Cash                                            8,885                     1,550              25,408

Cash At The Beginning Of The Period                                       16,523                         -                   -
                                                                  --------------             -------------      --------------
Cash At The End Of The Period                                    $        25,408           $         1,550     $        25,408
                                                                  ==============             =============      ==============
Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                                  $             -           $             -     $             -
                                                                  ==============             =============      ==============
       Income Taxes                                              $             -           $             -     $             -
                                                                  ==============             =============      ==============

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              August 25, 2006 (Inception) Through December 31, 2007
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 Accumulated
                                                             Common Shares                       During the
                                                             -------------           Paid In     Development
                                                          Number       Par Value     Capital        Stage         Total
                                                          ------       ---------     -------        -----         -----

Balances, August 25, 2006                                      -    $          -  $         -   $          -   $          -

Issued for cash:
Common stock December, 2006 - at $0.001                3,500,000           3,500            -               -         3,500
Net gain (loss) for the period ended June 30, 2007             -               -            -     (    10,211)  (    10,211)
                                                       ---------     -----------   ----------    ------------   -----------
Balances, June 30, 2007                                3,500,000           3,500            -     (    10,211)  (     6,711)

Issued for cash:
Common stock November, 2007 - at $0.015                3,003,332           3,003       42,047               -        45,050
Net gain (loss)for the period ended December 31, 2007          -               -            -     (    38,348)  (    38,348)
                                                       ---------     -----------   ----------    ------------   -----------
Balances, December 31, 2007                            6,503,332    $      6,503  $    42,047   $ (    48,559) $(         9)
                                                       =========     ===========   ==========    ============   ===========


    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007
                                   (Unaudited)


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $2,112, and has accumulated deficit of $48,559 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from director in the amount of $15,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 2


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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 3


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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 4

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

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007
(Unaudited) - Page 5


Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 25, 2006 (inception) to June 30, 2007, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500. During the six months ended December 31, 2007, the Company issued 3,003,332 shares of common stock at $0.015 per share for total proceeds of $45,050.

              To December 31, 2007, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------
a) The President of the Company provides management services to the Company. During the period ended December 31, 2007 management services of $3,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on June 19, 2008, and $517 of accrued interest payable as at December 31, 2007.

              c) As at December 31, 2007, the Company owed $2,745 (June 30, 2007 - $1,986) to the President of the Company for expenses incurred on behalf of the Company.

              d) A director of the Company provides consulting services to the Company. During the period ended December 31, 2007 consulting services of $2,066 (June 30, 2007 - $Nil) were charged to operations.

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

We are going to improve our current website (www.bonfiretales.com) by adding shopping capabilities and adding the first three collections of recorded stories on expanded sections on the website for each story. We estimate the cost of these improvements to be approximately $5,000. We estimate the total monthly cost of website maintenance to be $115 per month. We will dedicate $10,000 to marketing and promotion of our website, based on equity financing. In addition, we will optimize our website for search engines, and get listed in online directories. As well, we will devote funds to advertisements on parent-oriented websites such as ivillage.com, parenting.com and todaysparent.com.

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

Results of Operations For Period Ending December 31, 2007
---------------------------------------------------------
We did not earn any revenues during the six-month period ending December 31, 2007. During the period ended December 31, 2007, we incurred operating expenses in the amount of $38,348. These operating expenses were comprised of accounting and audit fees of $6,800, amortization of 24, consulting fees of $7,066, general and administrative expenses of $2,753, legal fees of $5,500, management fees of $3,000, interest expense of $488, transfer agent expense of $11,255 and rent of $1,460.

As at December 31, 2007, the Company had assets totalling $29,480, and liabilities totalling $29,489 for a working capital deficiency of $2,112.

During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on June 19, 2008, and $517 of accrued interest payable as of December 31, 2007.

On September 14, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 3,003,332 shares of common stock at $0.015 per share for cash proceeds of $45,050 pursuant to this Registration Statement.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2008. This evaluation was conducted by Alexander Kulyashov and Nadezda Maximova, our chief executive officer and our principal accounting officer.

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

31.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002


32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

On October 1, 2007 we have filed the Form 8-K announcing the appointment of a director to the Company's Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonfire Productions, Inc.
                                          /s/ Alexander Kulyashov
                                          --------------------------
                                          Alexander Kulyashov
                                          President, Chief Executive
                                          Officer, and Director
                                          Dated: February 5, 2008

                                          /s/ Nadezda Maximova
                                          ---------------------------
                                          Nadezda Maximova
                                          Chief Financial Officer, Secretary
                                          Treasurer, principal accounting
                                          officer and Director
                                          Dated: February 5, 2008