Form 10QSB
period 2008-03-31
Bonfire Productions, Inc.
filed 2008-05-01
CIK 1406257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2008.

[  ]        Transition Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

            For the transition period             to            .
                                     -------------  ------------


                        Commission File Number 333-145743

                            BONFIRE PRODUCTIONS, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                   83-0506099
    -------------------------------         ------------------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]  No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               Yes [ ]  No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,332 Shares of $0.001 par value Common Stock outstanding as of April 28, 2008.

Transitional Small Business Disclosure Format (Check one):     Yes [ ]  No [X]

                            BONFIRE PRODUCTIONS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 March 31, 2008

                                   (Unaudited)













BALANCE SHEET

STATEMENT OF OPERATIONS

STATEMENT OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
------------------------
PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Bonfire Productions Inc
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Bonfire Productions Inc as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month and nine-month periods ended March 31, 2008, 2007 and inception August 25, 2006 through March 31, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.




/s/ Moore & Associates, Chartered
Las Vegas, Nevada
April 29, 2008


2675 S.JONES BLVD.SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499
Fax: (702)253-7501
================================================================================

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                                March 31,           June 30,
                                                                                   2008               2007
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                     ASSETS
                                     ------
   Current assets
       Cash                                                                  $             -     $        16,523
       Prepaid expenses                                                                   31                   -
                                                                             ---------------     ---------------
       Total current assets                                                               31              16,523

    Property and equipment, net                                                        1,878                   -
    Security deposit                                                                     200                   -
                                                                             ---------------     ---------------
   Total Assets                                                              $         2,109     $        16,523
                                                                             ===============     ===============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
   Bank indebtedness                                                         $           468     $             -
   Accounts payable and accrued liabilities                                            9,251               6,219
   Due to related parties                                                              2,745               1,986
   Loan payable - related parties                                                     15,758              15,029
                                                                             ---------------     ---------------
         Total current liabilities                                                    28,222              23,234

 Total Liabilities                                                                    28,222              23,234
                                                                             ---------------     ---------------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       6,503,332 shares issued and outstanding
       (June 30, 2007 - 3,500,000)                                                     6,503               3,500
Additional paid in capital                                                            42,047                   -
Deficit accumulated during the development stage                                (     74,663)       (     10,211)
                                                                             ---------------     ---------------
Total Stockholders' Equity                                                      (     26,113)       (      6,711)
                                                                             ---------------     ---------------
Total Liabilities and Stockholders' Equity                                   $         2,109     $        16,523
                                                                             ===============     ===============


    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three months    Three months    Nine months   August 25, 2006    August 25, 2006
                                                    Ended           Ended          Ended    (Inception) through (Inception) through
                                                  March 31,        March 31,      March 31,       March 31,          March 31,
                                                    2008             2007           2008            2007               2008
                                                    ----             ----           ----            ----               ----
Revenue                                           $        -     $           -   $         -   $           -        $          -
                                                  ----------     -------------   -----------   -------------        ------------

Expenses:
   Accounting and audit fees                    $      3,000     $           -   $     9,800   $           -        $     12,800
   Amortization                                           25                 -            51               -                  51
   Audio production                                   14,500                 -        14,500               -              14,500
   Consulting                                              -                 -         7,066               -               7,066
   General and Administrative (recovery)               1,163               (20)        3,916              10               4,543
   Legal                                                 350                 -         5,850               -               5,850
   Management                                              -                 -         3,000           2,000               5,000
   Organization costs                                      -                 -             -             355                 355
   Rent                                                  770                 -         2,230               -               3,430
   Transfer agent                                      1,255                 -        12,510               -              12,510
   Website development                                 4,800                 -         4,800               -               7,800
                                                  ----------     -------------   -----------   -------------        ------------
                                                      25,863               (20)       63,723           2,365              73,905
                                                  ----------     -------------   -----------   -------------        ------------
Loss from operations                             (    25,863)               20    (   63,723)   (      2,365)        (    73,905)
Other income (expense)
   Interest expense                              (       241)                -    (      729)              -         (       758)
                                                  ----------     -------------   -----------   -------------        ------------
Income (loss) before provision for income tax    (    26,104)               20    (   64,452)   (      2,365)        (    74,663)
Provision for income tax                                   -                 -             -               -                   -
                                                  ----------     -------------   -----------   -------------        ------------

Net income (loss)                               $(    26,104)    $          20   $(   64,452)  $(      2,365)       $(    74,663)
                                                 ===========     =============   ===========   =============        ============
Net income (loss) per share                     $(      0.01)    $        0.00   $(     0.01)  $(       0.01)
                                                 ===========     =============   ===========   =============
Weighted average number of common shares
outstanding                                        6,503,332         3,500,000     5,258,969       1,589,450
                                                 ===========     =============   ===========   =============


The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   Nine months         August 25, 2006        August 25, 2006
                                                                      Ended         (Inception) through    (Inception) through
                                                                    March 31,             March 31,              March 31,
                                                                       2008                 2007                   2008
                                                                       ----                 ----                   ----

Cash Flows From Operating Activities:
   Net income (loss)                                             $ (    64,452)        $ (      2,365)       $ (   74,663)

   Adjustment to reconcile net income to net
   cash provided by (used for)
   operating activities:
     Amortization                                                           51                      -                  51
     Prepaid expenses                                              (        31)                     -          (       31)
     Security deposit                                              (       200)                     -          (      200)
     Accounts payable and accrued  liabilities                           3,032                      -                9,251
     Accounts payable related parties                                      759                    435                2,745
                                                                  ------------           ------------          -----------
          Net cash provided by (used for)
          operating  activities                                    (    60,841)          (      1,930)         (    62,847)
                                                                  ------------           ------------          -----------
Cash Flows From Investing  Activities
     Purchase of fixed assets                                      (     1,929)                     -          (     1,929)
                                                                  ------------           ------------          -----------
        Net cash provided by (used for)
        investing activities                                       (     1,929)                     -          (     1,929)
                                                                  ------------           ------------          -----------

Cash Flows From Financing Activities:
   Loan payable - related party                                            729                      -               15,758
   Proceeds from issuance of common stock                               45,050                  3,500               48,550
                                                                  ------------           ------------          -----------
          Net cash provided by (used for)
           financing activities                                         45,779                  3,500               64,308
                                                                  ------------           ------------          -----------
Net Increase (Decrease) In Cash                                    (    16,991)                 1,570          (       468)

Cash At The Beginning Of The Period                                     16,523                      -                    -
                                                                  ------------           ------------          -----------
Cash (Bank Indebtedness) At The End
Of The Period                                                    $ (       468)        $        1,570        $ (       468)
                                                                  ============           ============          ===========
Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
  Cash paid for:
       Interest                                                  $           -         $            -        $           -
                                                                  ============           ============          ===========
       Income Taxes                                              $           -         $            -        $           -
                                                                  ============           ============          ===========

The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
               August 25, 2006 (Inception) Through March 31, 2008
                                   (Unaudited)

                                                                                               Deficit
                                                                                              Accumulated
                                                            Common Shares                     During the
                                                            -------------         Paid In     Development
                                                        Number      Par Value     Capital       Stage           Total
                                                        ------      ---------     -------       -----           -----
Balances, August 25, 2006                                    -    $          -  $         -   $          -  $            -

Issued for cash:
Common stock December, 2006 - at $0.001              3,500,000           3,500            -              -           3,500
Net gain (loss) for the period ended June 30, 2007           -               -            -    (    10,211)    (    10,211)
                                                     ---------     -----------  -----------    -----------    ------------
Balances, June 30, 2007                              3,500,000           3,500            -    (    10,211)    (     6,711)

Issued for cash:
Common stock November, 2007 - at $0.015              3,003,332           3,003       42,047              -          45,050
Net gain (loss) for the period ended March 31, 2008          -               -            -    (    64,452)    (    64,452)
                                                     ---------     -----------  -----------    -----------    ------------
Balances, March 31, 2008                             6,503,332    $      6,503  $    42,047   $(    74,663) $  (    26,113)
                                                     =========     ===========  ===========    ===========    ============


The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008
                                   (Unaudited)


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $28,191, and has  accumulated  deficit  of  $74,663  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. The Company to date has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from director in the amount of $15,000. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2007 included in the Company's SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 2



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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 3



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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 4


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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              In December 2007, the FASB issued two new statements: (a.)SFAS No. 141 (revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

              (a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

              (b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 25, 2006 (inception) to June 30, 2007, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500. During the nine months ended March 31, 2008, the Company issued 3,003,332 shares of common stock at $0.015 per share for total proceeds of $45,050.

              To March 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited) - Page 6

Note 4        Related Party Transactions
              --------------------------

a) The President of the Company provides management services to the Company. During the period ended March 31, 2008 management services of $3,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on June 19, 2008, and $758 of accrued interest payable as at March 31, 2008.

              c) As at March 31, 2008, the Company owed $2,745 (June 30, 2007 - $1,986) to the President of the Company for expenses incurred on behalf of the Company.

              d) A director of the Company provides consulting services to the Company. During the period ended March 31, 2008 consulting services of $2,066 (June 30, 2007 - $Nil) were charged to operations.

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

Item 2. Plan of Operation
-------------------------
For the next twelve months our specific goal will be to record additional collections of children's stories from around the world and begin promotion of our website, subject to financing. To date, we have recorded four stories which are available for purchase and download from our website www.bonfiretales.com. We estimate the cost of recording of four additional stories with an average duration of 15-20 minutes with musical effects and casting of at least two voice talent artists to be approximately $14,000.

We plan dedicating $5,000 to marketing and promotion of our website, subject to financing. In addition, we plan optimizing our website for search engines, and getting listed in online directories. We also plan devoting funds to advertisements on parent-oriented websites such as ivillage.com, parenting.com and todaysparent.com, subject to financing.

As well, we anticipate spending an additional $12,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $31,000.

To March 31, 2008, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from director in the amount of $15,000. Subsequent to March 31, 2008, the President of the Company provided an additional $9,500 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum and is payable on demand.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our marketing plan and operations. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending March 31, 2008
------------------------------------------------------

We did not earn any revenues during the nine-month period ending March 31, 2008. During the period ended March 31, 2008, we incurred operating expenses in the amount of $64,452. These operating expenses were comprised of accounting and audit fees of $9,800, amortization of $51, audio production costs of $14,500, consulting fees of $7,066, general and administrative expenses of $3,916, legal fees of $5,850, management fees of $3,000, interest expense of $729, transfer agent expense of $12,510, rent of $2,230 and website development costs of $4,800.

As of March 31, 2008, we have recorded and published on our website our first four collections of children's stories from around the world. We have completed development of our website by adding four additional pages dedicated to the stories recorded to date and adding a shopping cart. The stories are available for purchase and download at $2.99 per story. For this purpose, we hired a recording studio, which sourced the voice talents, and managed the recording process. To date we incurred $14,000 in recording costs and $500 in script writing costs.

During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on June 19, 2008, and $758 of accrued interest payable as of March 31, 2008. Subsequent to March 31, 2008, the President of the Company provided an additional $9,500 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum and is payable on demand. The Company used this $9,500 loan to cover recording costs of $7,000 and general administrative expenses.

As at March 31, 2008, the Company had assets totalling $2,109, and liabilities totalling $28,222 for a working capital deficiency of $28,191.

On September 14, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 3,003,332 shares of common stock at $0.015 per share for cash proceeds of $45,050 pursuant to this Registration Statement.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue recording, marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2008. This evaluation was conducted by Alexander Kulyashov and Nadezda Maximova, our chief executive officer and our principal accounting officer.

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

SIGNATURES
----------
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonfire Productions, Inc.
                                          /s/ Alexander Kulyashov
                                          -------------------------------
                                          Alexander Kulyashov
                                          President, Chief Executive
                                          Officer, and Director
                                          Dated: April 29, 2008

                                          /s/ Nadezda Maximova
                                          ---------------------------
                                          Nadezda Maximova
                                          Chief Financial Officer, Secretary
                                          Treasurer, principal accounting
                                          officer and Director
                                          Dated: April 29, 2008