Form 10KSB
period 2008-06-30
Bonfire Productions, Inc.
filed 2008-07-16
CIK 1406257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2008
                                  -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to            .
                                      ------------  ------------

                       Commission file number: 333-145743
                                               ----------

                            BONFIRE PRODUCTIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


           Nevada                                        75-3260546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                   2018 156th Avenue NE, Building F, Suite 100
                           Bellevue, Washington 98007
                   --------------------------------------------
                     (Address of principal executive offices)

                                 (425) 748-5041
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

                                           Name of each exchange on which
          Title of each class                        registered
                 None                                   None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company  (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year:       Nil
                                                          -------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

                         $9,754,998 as at July 16, 2008
                         ------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                6,503,332 shares of common stock at July 16, 2008
                -------------------------------------------------

Documents incorporated by reference:  None

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]
--------------------------------------------------------------------------------

TABLE OF CONTENTS
-----------------
                                                                           Page
                                                                           ----
                                     PART I

ITEM   1:  DESCRIPTION OF BUSINESS............................................4
ITEM   2:  DESCRIPTION OF PROPERTY...........................................10
ITEM   3:  LEGAL PROCEEDINGS.................................................10
ITEM   4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

                                    PART II

ITEM   5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........10
ITEM   6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........11
ITEM   7:  FINANCIAL STATEMENTS..............................................13
ITEM   8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES.........................................26
ITEM  8A:  CONTROLS AND PROCEDURES...........................................26

                                    PART III

ITEM   9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......26
ITEM  10:  EXECUTIVE COMPENSATION............................................29
ITEM  11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....31
ITEM  12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31
ITEM  13:  EXHIBITS AND REPORTS..............................................33
ITEM  14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................33

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project," "may," "could," "would," "should," and similar expressions in this Form 10-KSB as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-KSB regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" below.


Business Overview

General
-------
We were incorporated in the State of Nevada on August 25, 2006. We have commenced operations by launching the first version of our website (www.bonfiretales.com) and sourcing content for our first audio recordings. We are a start-up stage corporation with limited operations and no revenues to date from our business operations. For the period ended June 30, 2008 we generated no revenue. Our business office is located at 2018 156th Avenue NE Suite 100, Bellevue, WA 98007. Our telephone number is (425)748-5041.

Industry Overview

Our Services

We record, market and sell online multicultural children's content in audio format. Our objective is to become a provider of folk stories, fairy tales and traditional stories from around the world. We plan to acquire rights to content, subject to financing, in either the original language or a translated-to-English version and produce audio and video recordings that will be sold in the popular MP3 format online or on CDs and DVDs.


Our business consists of three main areas of activity:

     1.Sourcing content:

     Our business relies on sourcing unique children's stories from around the world. We intend to accomplish this by using copyright-free material, and obtaining permissions to record printed materials in audio format from publishers and authors of copyrighted content. In order to avoid any violation of copyright law, we intend on hiring, subject to financing, a copyright lawyer on contract basis to consult us on legal matters pertaining to copyrights, rights management and to assist us in obtaining the appropriate permissions for copyrighted content.

     2.Audio/Video production:

     As of June 30, 2008, we have hired a recording studio and recorded and published on our website our first four collections of children's stories from around the world. We have completed development of our website by adding four additional pages dedicated to the stories recorded to date and adding a shopping cart.

     3.Marketing and sales of our products

     We will start selling our audio recordings on our website (www.bonfiretales.com) for use at home and in portable music devices, such as MP3 players. Parents can download individual stories or entire collections of stories and play them for their children at home. We will also sell CD recordings of our stories, both on our website and through other online retailers. We intend to market the website, subject to financing, by placing advertisements on family oriented websites, and parenting magazines.

Our website (www.bonfiretales.com) will serve as a major promotional tool for our products. It lists all the stories that are currently available for purchase, as well as stories that are being released soon. Each story will have its own section on the website with a short description of the story's origins. Currently, our website has four sections with stories from around the world. Consumers are able to listen to a 20-second sample of each story before making the decision to purchase.

Competition

We  face  competition   from  established   children's  audio  books  production
companies, publishing houses that release their content in audio format, established children's DVD production companies as well as other emerging companies that specialize in delivering multicultural children's content. These competitors may be very well established and well funded and may attract our potential customers with a wider variety of content, which could significantly reduce our revenue and profitability.


Children's books publishing houses
----------------------------------

Some publishing houses that are involved in publishing children's books also have their own divisions that specialize in production of audio books. The audio book production divisions of publishing houses represent significant competition for us, since sometimes they have the exclusive rights to books and other printed content that is released by that publishing house and is written by well-known authors. One example is the Random House Audio Publishing Group (www.randomhouse.com/audio/), which produces downloadable recorded audio books of the major bestsellers published by Random House. Other publishing houses that are involved in multimedia production of their content include Scholastic through Scholastic Media, Simon & Schuster, and HarperCollins. These companies are very well established, known worldwide for their published content and are well funded. We face serious competition from these companies that may cause us to cease operations.

Companies that specialize in children's multimedia
--------------------------------------------------

We face serious competition from companies that produce educational multimedia products for children. They incorporate printed material, audio, video and sometimes computer software to provide children a more complete learning experience. They advertise their products using the same channels we will use and they are extremely well funded. Some examples of such companies include Leapfrog Enterprises (www.leapfrog.com),

Many of our competitors and potential new competitors have:

 o longer operating histories;
 o greater name recognition in some markets;
 o larger customer bases; and
 o significantly greater financial, technical and marketing resources.

These competitors may also be able to:

 o undertake more extensive marketing campaigns for their brands and services;
 o adopt more aggressive  advertising  pricing policies;
 o use superior technology platforms to deliver their products and services; and
 o make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third-party content providers.

Our competitors may develop content that is better than ours or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. This could have a material and adverse effect on our business, financial condition and results of operations.


Employees

We have no employees as of the date of this report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We have applied for a U.S. trademark for "Bonfire Tales" with the U.S. Trademark and Patent Office. The serial number for the application is 77241986. The USPTO has issued on July 1, 2008, a "Notice of Allowance" in regard to the use of our trade mark.

Risk Factors
------------
In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

INDUSTRY RISK FACTORS

1. We may not be able to obtain permissions from publishing houses to produce audio recordings of copyrighted material.
--------------------------------------------------------------------------------

Our business involves obtaining rights to record audio productions of copyrighted materials. We have to obtain permission from established publishing houses that are in the business of selling printed books. We may not be successful in obtaining permission from the publishers, which will significantly reduce our ability to obtain content for our productions.

2. We face significant competition from major publishing houses that produce and sell audio books online and in brick and mortar locations.
--------------------------------------------------------------------------------

All major publishing houses also produce audio books, which are audio recordings of printed material. The publishing houses are better established and significantly better funded than us. If we are unable to create products that can compete with traditional audio books created by publishing houses, we may not be able to generate revenues and will have to cease operations.

3.Foreign currency exchange rate fluctuations may adversely affect our business.
--------------------------------------------------------------------------------

Since we intend to market and sell our products in many different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

COMPANY RISK FACTORS

4. There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.
--------------------------------------------------------------------------------

Our auditors have discussed their uncertainty regarding our business operations in their audit report dated July 14, 2008. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

5. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, our business will fail.
--------------------------------------------------------------------------------

We were incorporated on August 25, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 25, 2006 to June 30, 2008 is $81,746.


Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

6. Our future success is dependent on our existing management team, and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.
--------------------------------------------------------------------------------

Our future success depends on the continuing efforts and abilities of our current management team. In addition, our future success will depend, in part, on our ability to attract and retain highly skilled employees, including management, technical and sales personnel. The loss of services of any of our key personnel, the inability to attract or retain key personnel in the future, or delays in hiring required personnel could materially harm our business and results of operations. We may be unable to identify and attract highly qualified employees in the future. In addition, we may not be able to successfully assimilate these employees or hire qualified personnel to replace them.

7. Our operating results may prove unpredictable which could negatively affect our operating results.
--------------------------------------------------------------------------------

Our operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. Factors that may cause our operating results to fluctuate significantly include the following:

 o our ability to generate enough working capital from future equity sales;

 o the level of acceptance by general public and industry insiders of Bonfire Tales products;

 o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and

 o general economic conditions


If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results.


8. Because our management does not have prior experience in the recording industry, or product marketing and brand development, our business has a higher risk of failure.
--------------------------------------------------------------------------------

Our directors do not have experience in the recording industry, or brand development and marketing of products. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.


9. Because we are small and do not have much capital, we must limit our efforts in marketing of our services and products. As a result, opportunities for us to attract new customers who purchase products from our website and generate profit will be severely limited. If we do not make a profit, we may have to suspend or cease operations.
--------------------------------------------------------------------------------

Because we are small and do not have much capital, we must limit our efforts in marketing of our products. Because we will be limiting our marketing activities, we may not be able to attract customers to purchase audio recordings from our website and we may not be able to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.


10. We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Bonfire Productions.
--------------------------------------------------------------------------------

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in Bonfire Productions will need to come through appreciation of the stock's price.


11. Because our director own 53.82 % of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.
--------------------------------------------------------------------------------

Our President and director, Alexander Kulyashov, owns 53.82% of the outstanding shares of our common stock as of the date of this report. Accordingly, he has a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He also has the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.


RISK FACTORS RELATING TO OUR COMMON STOCK

12.If a market for our common stock does not develop, shareholders may be unable to sell their shares.
--------------------------------------------------------------------------------

Our common stock is currently traded on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

13. If a market for our common stock develops, our stock prices may be volatile.
--------------------------------------------------------------------------------

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

  (1) actual or anticipated variations in our results of operations;
  (2) our ability or inability to generate new revenues;
  (3) increased  competition;  and
  (4) conditions and trends in the audio recording and publishing industry.

Further our common stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

14. Penny stock regulations may impose certain restrictions on marketability of our stock.
--------------------------------------------------------------------------------

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

ITEM 2:  DESCRIPTION OF PROPERTY

We own and operate a website www.bonfiretales.com. Our business office is located at 2018 156th Avenue NE Suite 100, Bellevue, WA 98007.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES


Market Information

Our shares of common stock commenced quotation on the OTC Bulletin Board under the symbol BNFR on January 7, 2008.

For the periods indicated, the following table presents the range of high and low bid quotations for the common stock as reported by the OTC Bulletin Board for the respective market on which our common stock was listed during the quarter being reported. Prices below reflect inter-dealer prices, without retail write-up, write-down or commission and may not represent actual transactions.


      2008                     High       Low
      ----                   --------  --------

  First Quarter              $     -   $     -
  Second Quarter             $     -   $     -
  Third Quarter              $  0.25   $  0.02
  Fourth Quarter             $  0.25   $  0.02


We have 31 shareholders of record as at the date of this annual report.


Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

 1. we would not be able to pay our debts as they become due in the usual course of business; or

 2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to continue as a going concern and be successful in selling our products. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended June 30, 2008 elsewhere in this Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

We were incorporated in the State of Nevada on August 25, 2006. We have commenced operations by recording and publishing on our website our first four collections of children's stories from around the world.

For the next twelve months our specific goal will be to produce, subject to financing, additional collections of children's stories from around the world and begin promotion of our website. To date, we have produced four stories which are available for purchase and download from our website www.bonfiretales.com. We estimate the cost of recording of four additional stories with an average duration of 15-20 minutes with musical effects and casting of at least two voice talent artists to be approximately $14,000.

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

To June 30, 2008, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from director in the total amount of $25,500. The loans payable are unsecured, bear interest at 6.45% per annum and are payable on demand.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, at his time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, or through loans from our directors, to fund our operations, marketing plan and to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations  for the Year Ended June 30, 2008, and for the period from
--------------------------------------------------------------------------------
August 25,2006 (Inception) to June 30, 2007.
--------------------------------------------

We did not earn any revenues during the year ended June 30, 2008, and during the period from August 25, 2006 (Inception) to June 30, 2007.

During the year ended June 30,2008, we incurred operating expenses in the amount of $71,535 (June 30, 2007: $10,211). These operating expenses were comprised of accounting and audit fees of $12,800 (June 30, 2007: $3,000), amortization of $76 (June 30, 2007: $Nil), audio production costs of $14,500(June 30, 2007:
$Nil),consulting fees of $7,066 (June 30,2007: $Nil), general and administrative expenses of $4,703 (June 30, 2007: $627), legal fees of $5,850 (June 30, 2007:
$Nil), management fees of $5,000(June 30, 2007: $2,000), organization costs of $Nil (June 30, 2007: $355), interest expense of $1,103 (June 30, 2007: $29), transfer agent expense of $12,710 (June 30, 2007: $Nil),rent of $2,927 (June 30, 2007: $1,200) and website development costs of $4,800 (June 30, 2007: $3,000).

As of June 30, 2008, we have recorded and published on our website our first four collections of children's stories from around the world. We have completed development of our website by adding four additional pages dedicated to the stories recorded to date and adding a shopping cart. The stories are available for purchase and download at a price of $2.99 per story. For this purpose, we hired a recording studio, which sourced the voice talents, and managed the recording process. To date we incurred $14,000 in recording costs and $500 in script writing costs.

During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as of June 30, 2008.

During the year ended June 30, 2008, the President of the Company provided a $10,500 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.45% per annum, and consists of $9,500 of principal due on or after April 16, 2009,$1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008. The Company used this $10,500 loan to cover recording costs of $7,000 and for general administrative expenses.

As at June 30, 2008, the Company had assets totalling $2,493, and liabilities totalling $35,689 for a working capital deficiency of $35,248.

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


ITEM 7:  FINANCIAL STATEMENTS


                                                             Page
                                                             ----
BALANCE SHEETS                                                F-3

STATEMENTS OF OPERATIONS                                      F-4

STATEMENTS OF CASH FLOWS                                      F-5

STATEMENT OF STOCKHOLDERS' EQUITY                             F-6

NOTES TO THE FINANCIAL STATEMENTS                             F-7

                            BONFIRE PRODUCTIONS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2008














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
Bonfire Productions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Bonfire Productions, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2008, since inception on August 25, 2006 through June 30, 2007 and since inception on August 25, 2006 through June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonfire Productions, Inc. (A Development Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2008, since inception on August 25, 2006 through June 30, 2007 and since inception on August 25, 2006 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency of $35,248 and an accumulated deficit of $81,746, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
July 14, 2008

 2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499
 Fax (702) 253-7501
 -------------------------------------------------------------------------------

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                       June 30,       June 30,
                                                        2008            2007
                                                        ----            ----

                                     ASSETS
                                     ------

   Current assets
       Cash                                          $      410      $   16,523
       Prepaid expenses                                      31               -
                                                     ----------      ----------
       Total current assets                                 441          16,523

    Equipment, net                                        1,852               -
    Security deposit                                        200               -
                                                     ----------      ----------
   Total Assets                                      $    2,493      $   16,523
                                                     ==========      ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
   Accounts payable and accrued liabilities          $    6,312      $    6,219
   Due to related parties                                 2,745           1,986
   Loan payable - related parties                        26,632          15,029
                                                     ----------      ----------
         Total current liabilities                       35,689          23,234

 Total Liabilities                                       35,689          23,234
                                                     ----------      ----------

Stockholders' Equity
Capital stock
  75,000,000 shares authorized, $0.001 par value
  6,503,332 shares issued and outstanding
  (June 30, 2007 - 3,500,000)                             6,503           3,500
Additional paid in capital                               42,047               -
Deficit accumulated during the development stage      (  81,746)      (  10,211)
                                                     ----------      ----------
Total Stockholders' Equity                            (  33,196)      (   6,711)
                                                     ----------      ----------
Total Liabilities and Stockholders' Equity           $    2,493      $   16,523
                                                     ==========      ==========


    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                       Year         August 25, 2006        August 25, 2006
                                                       Ended      (Inception) through    (Inception) through
                                                      June 30,          June 30,                June 30,
                                                       2008               2007                    2008
                                                       ----               ----                    ----

Revenue                                           $          -       $          -             $          -
                                                  ------------       ------------             ------------

Expenses:
   Amortization                                   $         76       $          -             $         76
   Audio production                                     14,500                  -                   14,500
   General and Administrative                           55,856             10,182                   60,038
                                                  ------------       ------------             ------------
                                                        70,432             10,182                   80,614
                                                  ------------       ------------             ------------
Loss from operations                               (    70,432)       (    10,182)             (    80,614)
Other income (expense)
   Interest expense                                (     1,103)       (        29)             (     1,132)
                                                  ------------       ------------             ------------
Income (loss) before provision for income tax      (    71,535)       (    10,211)             (    81,746)
Provision for income tax                                     -                  -                        -
                                                  ------------       ------------             ------------
Net income (loss)                                 $(    71,535)      $(    10,211)            $(    81,746)
                                                  ============       ============             ============
Loss per share                                    $(      0.01)      $(      0.00)
                                                  ============       ============
Weighted average number of common
shares outstanding                                   5,574,027          3,500,000
                                                  ============       ============






    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                               Year           August 25, 2006      August 25, 2006
                                                               Ended        (Inception) through  (Inception) through
                                                           June 30, 2008       June 30, 2007        June 30, 2008
                                                           -------------       -------------        -------------

Operating Activities:
   Net income (loss)                                      $(    71,535)        $(   10,211)         $(   81,746)
   Adjustment to reconcile net income to net
   cash provided by (used for) operating activities:
     Amortization                                                   76                   -                   76
     Prepaid expenses                                      (        31)                  -           (       31)
     Security deposit                                      (       200)                  -           (      200)
     Accounts payable and accrued  liabilities                      94               6,219                6,313
      Accounts payable related parties                             759               1,986                2,745
                                                           -----------          ----------           ----------
        Net cash provided by (used for)
        operating  activities                              (    70,837)         (    2,006)          (   72,843)
                                                           -----------          ----------           ----------
Investing  Activities
     Purchase of fixed assets                              (     1,929)                  -           (    1,929)
                                                           -----------          ----------           ----------
        Net cash provided by (used for)
        investing activities                               (     1,929)                  -           (     1,929)
                                                           -----------          ----------           -----------
Financing Activities:
   Loan payable - related party                                 11,603              15,029                26,632
   Proceeds from issuance of common stock                       45,050               3,500                48,550
                                                           -----------          ----------           -----------
        Net cash provided by (used for)
        financing activities                                    56,653              18,529                75,182
                                                           -----------          ----------           -----------
Net Increase (Decrease) In Cash                            (    16,113)             16,523                   410

Cash At The Beginning Of The Period                             16,523                   -                     -
                                                           -----------          ----------           -----------
Cash (Bank Indebtedness) At The End
Of The Period                                             $        410         $    16,523          $        410
                                                           ===========          ==========           ===========

Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------

None

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                           $          -         $         -          $          -
                                                           ===========          ==========           ===========
       Income Taxes                                       $          -         $         -          $          -
                                                           ===========          ==========           ===========

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                August 25, 2006 (Inception) Through June 30, 2008

                                                                                               Deficit
                                                                                              Accumulated
                                                            Common Shares                     During the
                                                            -------------         Paid In     Development
                                                        Number      Par Value     Capital       Stage           Total
                                                        ------      ---------     -------       -----           -----
Balances, August 25, 2006                                    -    $          -  $         -   $          -  $            -

Issued for cash:
Common stock December, 2006 - at $0.001              3,500,000           3,500            -              -           3,500
Net gain (loss) for the period ended June 30, 2007           -               -            -    (    10,211)    (    10,211)
                                                     ---------     -----------  -----------    -----------    ------------
Balances, June 30, 2007                              3,500,000           3,500            -    (    10,211)    (     6,711)

Issued for cash:
Common stock November, 2007 - at $0.015              3,003,332           3,003       42,047              -          45,050
Net gain (loss) for the period ended June 30, 2008           -               -            -    (    71,535)    (    71,535)
                                                     ---------     -----------  -----------    -----------    ------------
Balances, June 30, 2008                              6,503,332    $      6,503  $    42,047   $(    81,746) $  (    33,196)
                                                     =========     ===========  ===========    ===========    ============






    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2008
                             (Stated in US Dollars)

Note 1        Nature and Continuance of Operations
              ------------------------------------
              The Company was incorporated in the State of Nevada, United States of America on August 25, 2006 and its fiscal year end is June 30. The Company is engaged in recording, publishing and distribution of the multicultural stories and fairy tales for children through its website www.bonfiretales.com and other internet retailers.

              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $35,248, and has  accumulated  deficit  of  $81,746  since  inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 2

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

              Advertising Costs
              -----------------
              The  Company's   policy   regarding   advertising  is  to  expense
              advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2008.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 3


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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 4

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

              In December 2007, the FASB issued two new statements:(a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 5


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

              In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity's derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

Note 3        Capital Stock
              -------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the period from August 25, 2006 (inception) to June 30, 2007, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500. During the year ended June 30, 2008, the Company issued 3,003,332 shares of common stock at $0.015 per share for total proceeds of $45,050.

              To June 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4        Related Party Transactions
              --------------------------

              a) The President of the Company provides management services to the Company. During the year ended June 30, 2008 management services of $5,000 (June 30, 2007 - $2,000) were charged to operations.

              b) During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as at June 30, 2008.

                  During the year ended June 30, 2008, the President of the Company provided a $10,500 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.45% per annum, and consists of $9,500 of principal due on or after April 16, 2009, $1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2008 - Page 6


Note 4        Related Party Transactions - (cont'd)
              --------------------------

              c) As at June 30, 2008, the Company owed $2,745 (June 30, 2007 - $1,986) to the President of the Company for expenses incurred on behalf of the Company.

              d) A director of the Company provides consulting services to the Company. During the year ended June 30, 2008 consulting services of $2,066 (June 30, 2007 - $Nil) were charged to operations.

Note 5        Income Taxes
              ------------

              The significant components of the Company's deferred tax assets are as follows:


                                                            2008        2007
                                                            ----        ----
              Deferred Tax Assets
               Non-capital loss carryforward             $  12,262   $  1,532
               Less:  valuation allowance for deferred
                      tax asset                           ( 12,262)   ( 1,532)
                                                         ---------   --------
                                                         $       -   $      -
                                                         =========   ========

              There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $81,746 at June 30, 2008 which may be available to reduce future year's taxable income.

              These carryforwards will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


Note 6        Equipment
              ---------

              The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2008:

                                                            2008        2007
                                                            ----        ----

               Computer equipment                       $   1,928   $       -
               Less: accumulated amortization            (     76)          -
                                                        ---------   ---------
                                                        $   1,852   $       -
                                                        =========   =========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
---------------------------------
We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls
----------------------------------------
Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
-----------
Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 8B:  OTHER INFORMATION

None.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                  Age
------------------------        -----
Alexander Kulyashov               46
Nadezda Maximova                  49

Executive Officers:

Name of Officer            Age         Office
---------------------    --------      ----------------------------------------
Alexander Kulyashov        46          President, and
                                       Chief Executive Officer

Nadezda Maximova           49          Secretary, Treasurer and Chief Financial
                                       Officer


The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Directors are elected for one-year terms. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of Bonfire Productions' affairs.


Alexander Kulyashov, President, CEO and Director

Alexander Kulyashov graduated from the Ural State Academy, Yekaterinburg, Russia with a Diploma in Linguistics (German, English languages) in 1987. He earned a diploma in Business Administration from Carl Duisberg College, Cologne, Germany in 1995. In addition to serving on our board of directors Alexander Kulyashov is involved in publishing of newspapers for ethnic communities. He also provides translation and interpretation services on a consulting basis.


Nadezda Maximova, President, CEO and Director

Nadezda Maximova joined us as Chief Financial Officer, Secretary and Treasurer in September 2007. Ms. Maximova served in various positions with Moscow-based (Russia) private companies and currently provides financial consulting services to private companies on a contract basis.


Significant Employees
---------------------

We have no significant employees other than the officer and director described above.


Committees of the Board Of Directors
------------------------------------

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.


Family Relationships
--------------------

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings
----------------------------------------

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

   1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

   3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

   4. being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange 4 Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


Audit Committee and Audit Committee Financial Expert
----------------------------------------------------

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

---------------------------------------------------------------------------------------
                      Number of Late   Number of Transactions Not      Failure to File
Name                  Reports          Reported on a Timely Basis      Requested Forms
---------------------------------------------------------------------------------------
Alexander Kulyashov |      1(1)       |            1              |          Nil       |
---------------------------------------------------------------------------------------

     (1) The named officer, director or greater than 10% stockholder, as applicable,filed a late Form 3 -Initial Statement of Beneficial Ownership of Securities.

ITEM 10:  EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2007 awarded to, earned by or paid to our executive officers.


SUMMARY COMPENSATION TABLE

                                                                                           Change in
                                                                                            Pension
                                                                                           Value and
                                                                              Non-Equity  Nonqualified
                                                                               Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Alexander Kulyashov,Chief Executive Officer 2008 $  0     0     0       0         0             0           5,000     $  5,000
                                            2007 $  0     0     0       0         0             0           2,000     $  2,000
--------------------------------------------------------------------------------------------------------------------------------
Nadezda Maximova, Chief Financial Officer   2008 $  0     0     0       0         0             0           2,066     $  2,066
                                            2007 $  0     0     0       0         0             0               0     $      0
--------------------------------------------------------------------------------------------------------------------------------

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                           Option Awards                                               Stock Awards
------------------------------------------------------------------------------------- ---------------------------------------------
  Name              Number of        Number of        Equity      Option     Option     Number    Market     Equity       Equity
  (a)            ------------------  Securities      Incentive    Exercise Expiration of Shares  Value of   Incentive   Incentive
                    Securities       Underlying        Plan        Price      Date     or Units  Shares or    Plan         Plan
                    Underlying       Unexercised      Awards:       ($)        (f)     of Stock    Units     Awards:      Awards:
                   Unexercised         Options      Number of       (e)                That Have  of Stock   Number       Market
                     Options             (#)        Securities                            Not     That Have    of        or Payout
                       (#)         (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                   (Exercisable)         (c)        Unexercised                           (#)      Vested     Shares,     Unearned
                       (b)                           Unearned                             (g)       ($)      Units or      Shares,
                                                      Options                                       (h)       Other       Units or
                                                        (#)                                                   Rights        Other
                                                        (d)                                                   That         Rights
                                                                                                            Have Not        That
                                                                                                             Vested       Have Not
                                                                                                               (#)         Vested
                                                                                                               (i)          ($)
                                                                                                                            (j)
-----------------------------------------------------------------------------------------------------------------------------------
Alexander Kulyashov     0                  0             0            0        N/A         0       $   0        0            0
Nadezda Maximova        0                  0             0            0        N/A         0       $   0        0            0
-----------------------------------------------------------------------------------------------------------------------------------

DIRECTOR COMPENSATION TABLE FOR FISCAL 2008


Name               Fees       Stock      Option          Non-Equity             Change in             All Other           Total
(a)               Earned      Awards     Awards        Incentive Plan         Pension Value         Compensation           ($)
                  or Paid      ($)         ($)          Compensation               and                   ($)               (h)
                    in         (c)         (d)               ($)              Nonqualified               (g)
                   Cash                                      (e)                Deferred
                    ($)                                                       Compensation
                    (b)                                                         Earnings
                                                                                   ($)
                                                                                   (f)
-----------------------------------------------------------------------------------------------------------------------------------

Alexander Kulyashov 5,000         0          0                 0                     0                     0             $   5,000
Nadezda Maximova    2,066         0          0                 0                     0                     0             $   2,066
-----------------------------------------------------------------------------------------------------------------------------------

Option Grants in 2008
---------------------
   No options were granted during 2008.

Aggregated Option Exercises in 2008 and 2008 Year-End Option Values
---------------------------------------------------------------------
   No options were exercised by our Officers or Directors during 2008.

Stock Incentive Plan - Awards in 2008
-------------------------------------
   During 2008, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
---------------------
No options were granted or payments made in compensation for services rendered to any Bonfire Productions directors, with the exception of a $5,000 incurred with the Company's President, Alexander Kulyashov, for management services provided during the year and $2,066 incurred with the Company's CFO, Nadezda Maximova, for consulting services provided during the year.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth information regarding the beneficial ownership of our shares of common stock at July 16, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

----------------------------------------------------------------------------------------------

  TITLE OF CLASS         NAME OF BENEFICIAL OWNER   SHARES OF COMMON STOCK   PERCENT OF CLASS
----------------------------------------------------------------------------------------------
      Common                Alexander Kulyashov             3,500,000               53.82%

----------------------------------------------------------------------------------------------
Directors and Officers                                      3,500,000               53.82%
as a Group
----------------------------------------------------------------------------------------------

The percent of class is based on 6,503,332 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

During the fiscal year ended June 30, 2008:

             a) The President of the Company provides management services to the Company. During the year ended June 30, 2008 management services of $5,000 (June 30, 2007 - $2,000) were charged to operations.
                                       31

             b) During the period ended June 30, 2007, the President of the Company provided a $15,000 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.45% per annum, and consists of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as at June 30, 2008.

                  During the year ended June 30, 2008, the President of the Company provided a $10,500 loan to the Company. The loan is payable on demand, unsecured, bears interest at 6.45% per annum, and consists of $9,500 of principal due on or after April 16, 2009, $1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008.

              c) As at June 30, 2008, the Company owed $2,745 (June 30, 2007 - $1,986) to the President of the Company for expenses incurred on behalf of the Company.

              d) A director of the Company provides consulting services to the Company. During the year ended June 30, 2008 consulting services of $2,066 (June 30, 2007 - $Nil) were charged to operations.

Otherwise, neither our directors and officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.


Director Independence
---------------------

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Alexander Kulyashov, is also our chief executive officer, and our director, Nadezda Maximova, is also our chief financial officer. As a result, we do not have any independent directors.


As a result of our limited operating history and limited resources, our management believes that we will have difficulty in attracting independent directors. In addition, we would be likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 13: EXHIBITS, AND REPORTS ON FORM 8-K

(a)  The following exhibits are included as part of this report:

Exhibit
Number     Title of Document
-------    -----------------
  3.1      Articles of Incorporation*
  3.2      Bylaws*
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form SB-2 on August 28, 2007.

(b)  Reports on Form 8-K.

During the year ended June 30, 2008, and through the date of their Report, the registrant filed the following reports on Form 8-K:

 - On October 1, 2007 we have filed the Form 8-K announcing the appointment of a director to the Company's Board of Directors.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moore & Associates, Chartered Accountants and Advisors, billed the following fees for the services indicated:


                                        Fiscal year-ended
                                June 30, 2008         June 30, 2007
                                -------------         -------------

Audit fees                         $3,500                $ 3,500
Audit-related fees                    Nil                    Nil
Tax fees                              Nil                    Nil
All other fees                      5,100                    Nil


Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2008
                                BONFIRE PRODUCTIONS, INC.

                                /s/ Alexander Kulyashov
                                ---------------------------
                                Alexander Kulyashov
                                President, Chief Executive Officer and Director (Principal Executive Officer)

                                /s/ Nadezda Maximova
                                ---------------------------
                                Nadezda Maximova
                                Secretary, Treasurer and Director
                                (Principal Financial Officer and
                                 Principal Accounting Officer)