Form 10QSB
period 2008-09-30
Bonfire Productions, Inc.
filed 2008-10-28
CIK 1406257

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2008.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period         to          .
                             ---------  ----------

                        Commission File Number 333-145743

                            BONFIRE PRODUCTIONS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                    75-3260546
--------------------------------            ------------------------------------
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


                                      None
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,503,332 Shares of $0.001 par value Common Stock outstanding as of October 28, 2008.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No [X]

                            BONFIRE PRODUCTIONS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2008

                                   (Unaudited)














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                     September 30,    June 30,
                                                         2008           2008
                                                         ----           ----
                                                     (Unaudited)     (Audited)
                                     ASSETS
                                     ------
Current assets
  Cash                                               $   7,295       $      410
  Prepaid expenses                                          31               31
                                                     ---------       ----------
    Total current assets                                 7,326              441

Equipment, net                                           1,713            1,852
Security deposit                                           200              200
                                                     ---------       ----------
Total Assets                                         $   9,239       $    2,493
                                                     =========       ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------
Current liabilities
  Accounts payable and accrued liabilities           $   6,647       $    6,312
  Due to related parties                                 4,400            2,745
  Loan payable - related parties                             -           26,632
                                                     ---------       ----------
    Total current liabilities                           11,047           35,689

Total Liabilities                                       11,047           35,689
                                                     ---------       ----------

Stockholders' Equity
Capital stock
  75,000,000 shares authorized, $0.001 par value
  6,503,332 shares issued and outstanding
  (June 30, 2008 - 6,503,332)                            6,503            6,503
Additional paid in capital                              42,047           42,047
Deficit accumulated during the development stage      ( 50,358)       (  81,746)
                                                     ---------       ----------
Total Stockholders' Equity                            (  1,808)       (  33,196)
                                                     ---------       ----------
Total Liabilities and Stockholders' Equity           $   9,239       $    2,493
                                                     =========       ==========


   The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months        August 25, 2006
                                                                       Ended         (Inception) through
                                                                    September 30,        September 30,
                                                                2008           2007           2008
                                                                ----           ----           ----
Revenue                                                      $    7,500     $       -      $  7,500
                                                             ----------     ---------      --------
Expenses:
 Amortization                                                $      139     $       -      $    215
 Audio production                                                     -             -        14,500
 General and Administrative                                      12,760        11,364        78,798
                                                             ----------     ---------      --------
                                                              (  12,899)     ( 11,364)      (93,513)
                                                             ----------     ---------      --------
Loss from operations                                          (   5,399)     ( 11,364)      (86,013)
Other income (expense)
 Interest expense                                             (     336)     (    244)      ( 1,468)
 Gain on settlement of amounts due to related party              37,123             -        37,123
                                                             ----------     ---------      --------
Income (loss) before provision for income tax                    31,388      ( 11,608)      (50,358)
Provision for income tax                                              -             -             -
                                                             ----------     ---------      --------
Net income (loss)                                            $   31,388     $( 11,608)     $(50,358)
                                                             ==========     =========      ========
Income (loss) per share                                      $     0.01     $(   0.01)
                                                             ==========     =========
Weighted average number of common shares outstanding          6,503,332     3,500,000
                                                             ==========     =========


   The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months        August 25, 2006
                                                                       Ended         (Inception) through
                                                                    September 30,        September 30,
                                                                2008           2007           2008
                                                                ----           ----           ----
Operating Activities:
 Net income (loss)                                           $   31,388     $(  11,608)    $(  50,358)
 Adjustment to reconcile net income to net
 cash provided by (used for) operating activities:
    Amortization                                                    139              -            215
    Prepaid expenses                                                  -      (      31)     (      31)
    Security deposit                                                  -      (     200)     (     200)
    Accounts payable and accrued  liabilities                       335      (   4,500)         6,648
    Accounts payable related parties                              4,810            759          7,555
    Gain on settlement of amounts due to related party         ( 37,123)             -      (  37,123)
                                                              ----------     ----------     ----------
        Net cash provided by (used for)
        operating  activities                                  (    451)     (  15,580)     (  73,294)
                                                              ----------     ----------     ----------
Investing  Activities
    Purchase of fixed assets                                          -              -      (   1,929)
                                                              ----------     ----------     ----------
        Net cash provided by (used for)
        investing activities                                          -              -      (   1,929)
                                                              ----------     ----------     ----------
Financing Activities:
   Loan payable - related party                                   7,336            244         33,968
   Proceeds from issuance of common stock                             -              -         48,550
                                                              ----------     ----------     ----------
        Net cash provided by (used for)
        financing activities                                      7,336            244         82,518
                                                              ----------     ----------     ----------
Net Increase (Decrease) In Cash                                   6,885      (  15,336)         7,295

Cash At The Beginning Of The Period                                 410         16,253              -
                                                              ----------     ----------     ----------
Cash (Bank Indebtedness) At The End
Of The Period                                                $    7,295     $    1,187     $    7,295
                                                              ==========     ==========     ===========
Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
 Cash paid for:
      Interest                                               $        -     $        -     $        -
                                                              ==========     =========      =========
       Income Taxes                                          $        -     $        -     $        -
                                                              ==========     =========      =========


   The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                August 25, 2006 (Inception) Through June 30, 2008
                                   (Unaudited)

                                                                                                  Deficit
                                                                                                 Accumulated
                                                               Common Shares                     During the
                                                               -------------         Paid In     Development
                                                           Number      Par Value     Capital       Stage           Total
                                                           ------      ---------     -------       -----           -----
Balances, August 25, 2006                                       -    $          -  $         -   $          -  $            -

Issued for cash:
Common stock December, 2006 - at $0.001                 3,500,000           3,500            -              -           3,500
Net gain (loss) for the period ended June 30, 2007              -               -            -    (    10,211)    (    10,211)
                                                        ---------     -----------  -----------    -----------    ------------
Balances, June 30, 2007                                 3,500,000           3,500            -    (    10,211)    (     6,711)

Issued for cash:
Common stock November, 2007 - at $0.015                 3,003,332           3,003       42,047              -          45,050
Net gain (loss) for the period ended June 30, 2008              -               -            -    (    71,535)    (    71,535)
                                                        ---------     -----------  -----------    -----------    ------------
Balances, June 30, 2008                                 6,503,332           6,503       42,047    (    81,746)    (    33,196)

Net gain (loss) for the period ended September 30, 2008         -               -            -         31,388          31,388
                                                        ---------     -----------  -----------    -----------    ------------
Balances, September 30, 2008                            6,503,332    $      6,503  $    42,047   $(    50,358) $  (     1,808)
                                                        =========     ===========  ===========    ===========    ============


   The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2008
                                   (Unaudited)


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization
              ------------
              The Company was incorporated in the State of Nevada, United States of America on August 25, 2006 and its fiscal year end is June 30. The Company is engaged in recording, publishing and distribution of multicultural stories and fairy tales for children through its website www.bonfiretales.com and other internet retailers.

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $3,721, and has accumulated deficit of $50,358 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008, included in the Company's annual report on Form10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 2


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

              Advertising Costs
              -----------------
              The  Company's   policy   regarding   advertising  is  to  expense
              advertising when incurred. The Company had not incurred any advertising expense as of September 30, 2008.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 3


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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 4

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements
              --------------------------------
              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No.163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No.60". SFAS No.163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No.163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted
              Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

              In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about
              (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

              In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 5

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements - (cont'd)
              ---------------------------------
              option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

              In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related
              Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

              In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and
              (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 6

Note 2       Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

             Recent Accounting Pronouncements - (cont'd)
             ---------------------------------

             In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company has adopted SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

             In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

             To September 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
(Unaudited) - Page 7

Note 4       Related Party Transactions
             --------------------------

             a) The President of the Company provides consulting services to the Company. During the three months ended September 30, 2008 consulting services of $Nil (June 30, 2008 - $2,066) were charged to operations.

             b) A director of the Company provides consulting services to the Company. During the period ended September 30, 2008, consulting services of $4,000 (June 30, 2008 - $Nil) were charged to operations.

             c) As at September 30, 2008, the Company owed $4,400 to directors of the Company for consulting services and cash advances provided to the Company during the period ended September 30, 2008.

             d) During the period ended June 30, 2007, the former President of the Company provided a $15,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as at June 30, 2008.

                  During the year ended June 30, 2008, the former President of the Company provided a $10,500 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $9,500 of principal due on or after April 16, 2009, $1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008.

                  During  the  period  ended  September  30,  2008,  the  former
                  President of the Company provided a $7,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $7,000 of principal due on or after July 5, 2009, and $336 of accrued interest payable as at August 29, 2008.

                  On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party.

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

As well, we anticipate spending an additional $10,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $29,000.

To September 30, 2008, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from former director in the total amount of $32,500. The loans were unsecured, payable on demand and bore interest at 6.45% per annum.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, at this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock, or through loans from our directors, to fund our operations, marketing plan and to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Results of Operations For Period Ending September 30, 2008, and 2007
--------------------------------------------------------------------

Our gross revenue from the sale of distribution license for the three-month period ended September 30, 2008, was $7,500, compared to $Nil for the three-month period ended September 30, 2007.

During the three-month period ended September 30, 2008, we incurred operating expenses in the amount of $12,760 (September 30, 2007: $11,364). These operating expenses, presented as general and administrative expenses on the statements of operations as of September 30, 2008, were comprised of accounting and audit fees of $6,700 (September 30, 2007: $2,000), consulting fees of $4,000 (September 30, 2007: $Nil), legal fees of $820 (September 30, 2007: $5,500), management fees of $Nil (September 30, 2007: $1,000), transfer agent expense of $303 (September 30,

2007: $Nil), rent of $715 (September 30, 2007: $730) and office and administrative expenses of $222 (September 30, 2007: $2,134). In addition the company recorded amortization expense of $139 (September 30, 2007: $Nil) and interest expense of $336 (September 30, 2008 - $244).

As at September 30, 2008, the Company had assets totalling $9,239(June 30, 2008:
$2,439), and liabilities totalling $11,047(June 30, 2008: $35,689) for a working capital deficiency of $3,721.

As of September 30, 2008, we have recorded and published on our website our first four collections of children's stories from around the world. We have completed development of our website by adding four additional pages dedicated to the stories recorded to date and adding a shopping cart. The stories are available for purchase and download at a price of $2.99 per story. For this purpose, we hired a recording studio, which sourced the voice talents, and managed the recording process. To date we incurred $14,000 in recording costs and $500 in script writing costs. As of September 30, 2008 we earned $7,500 from the sale of audio files distribution license.

On September 14, 2007, the Company's Registration Statement on the Form SB-2 became effective. To date the Company issued 3,003,332 shares of common stock at $0.015 per share for cash proceeds of $45,050 pursuant to this Registration Statement.

Management
----------
On August 29,  2008,  the Company has  accepted  the  resignation  of  Alexander
Kulyashov, from his positions as the Company's President, Chief Executive Officer and as a member of the Company's Board of Directors. Mr.Kulyashov resigned to pursue other interests. Nadezda Maximova, our Chief Financial Officer, was appointed as President and Chief Executive Officer of the Company. In addition, Mrs. Elena Bylbash has been appointed by to our Board of Directors.

Mrs. Elena Bylbash, 30, has earned a law degree from St. Petersburg State University. Prior to her appointment, she has been involved with several publishing projects over the past 2 years. Elena Bylbash is not a director or officer of any other public company.

During the period from August 25, 2006 (Inception) to August 29, 2008, the former President of the Company provided loans to the Company totalling $32,500, plus accrued interest of $1,458. The loans were unsecured, payable on demand and bore interest at 6.45% per annum. On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party.

We have generated minimal revenue since inception and are dependent upon obtaining financing to pursue recording, marketing and distribution activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2008. This evaluation was conducted by Nadezda Maximova and Elena Bylbash, our chief executive officer and our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Nadezda Maximova and Elena Bylbash, our chief executive officer and principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

 31.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 31.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002

 32.1   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002


 32.2   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

On August 29, 2008, we have filed the Form 8-K announcing changes in the Company's Board of Directors.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonfire Productions, Inc.
                                       /s/ Nadezda Maximova
                                       ---------------------------
                                       Nadezda Maximova
                                       President, Chief Executive
                                       Officer, and Director
                                       Dated: October 28, 2008

                                       /s/ Elena Bylbash
                                       ----------------------------------
                                       Elena Bylbash
                                       Chief Financial Officer, Secretary
                                       Treasurer, principal accounting
                                       officer and Director
                                       Dated: October 28, 2008