Form 10-Q
period 2008-12-31
Bonfire Productions, Inc.
filed 2009-02-02
CIK 1406257

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 2008.

[   ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

            For the transition period _____________ to ______________.


                        Commission File Number 333-145743

                            BONFIRE PRODUCTIONS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                       75-3260546
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (IRS Employer Identification Number)
 incorporation or organization)

                   2018 156th Avenue NE, Building F, Suite 100
                               Bellevue, WA 98007
         ---------------------------------------------------------------
               (Address of principal executive offices) (zip code)

                                 (425) 748-5041
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                      None
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,"

"accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer        [   ]           Accelerated filer         [   ]
Non-accelerated filer          [   ]           Smaller reporting company [ X ]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,503,332 Shares of $0.001 par value Common Stock outstanding as of January 30, 2009.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.












                            BONFIRE PRODUCTIONS, INC.

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2008

                                   (Unaudited)














BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               December 31,         June 30,
                                                                                   2008               2008
                                                                                   ----               ----
                                                                               (Unaudited)          (Audited)
                                     ASSETS
                                     ------
   Current assets
       Cash                                                                  $           443    $             410
       Prepaid expenses                                                                   31                  31
                                                                                ------------        -------------
       Total current assets                                                              474                 441

    Equipment, net                                                                     1,574               1,852
    Security deposit                                                                     200                 200
                                                                                ------------        -------------
   Total Assets                                                              $         2,248     $         2,493
                                                                                ============        =============

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

Current liabilities
   Accounts payable and accrued liabilities                                   $        8,397      $        6,312
   Due to related parties                                                                400               2,745
   Loan payable - related parties                                                          -              26,632
                                                                                ------------        ------------
         Total current liabilities                                                     8,797              35,689

 Total Liabilities                                                                     8,797              35,689
                                                                                ------------        ------------

Stockholders' Equity
Capital stock
       75,000,000 shares authorized, $0.001 par value
       6,503,332 shares issued and outstanding
       (June 30, 2008 - 6,503,332)                                                     6,503               6,503
Additional paid in capital                                                            42,047              42,047
Deficit accumulated during the development stage                                (     55,099)       (     81,746)
                                                                                -------------        ------------
Total Stockholders' Equity                                                      (       6,549)      (     33,196)
                                                                                -------------        ------------
Total Liabilities and Stockholders' Equity                                   $         2,248     $         2,493
                                                                                =============        ============

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months                 Six months        August 25, 2006
                                                                       Ended                        Ended      (Inception) through
                                                                    December 31,                  December 31,        December 31,
                                                               2008            2007          2008           2007           2008
                                                               ----            ----          ----           ----            ----
Revenue                                                   $         -    $          -   $     7,500   $        -          $  7,500
                                                           -----------    ------------   ----------    -----------   -------------
Expenses:
   Amortization                                           $        139   $          26  $       278   $       26   $           354
   Audio production                                                  -              -             -            -            14,500
   General and Administrative                                    4,602          26,470        17,362      37,834            83,400
                                                          ------------    ------------   -----------   -----------   -------------
                                                                 4,741          26,496        17,640      37,860            98,254

Loss from operations                                         (   4,741)      (  26,496)     ( 10,140)  (  37,860)     (     90,754)
Other income (expense)
   Interest expense                                                 -             (244)         (336)       (488)          ( 1,468)
   Gain on settlement of amounts due to related party               -                -        37,123           -            37,123
                                                          ------------    -------------  -----------   -----------   --------------
Income (loss) before provision for income tax                (   4,741)      (  26,740)       26,647   (  38,348)     (     55,099)
Provision for income tax
                                                                    -                -             -           -                -
                                                          ------------    ------------   ------------  ----------    --------------
Net income (loss)                                        $   (   4,741)  $   (  26,740)  $    26,647 $   ( 38,348)  $ (     55,099)
                                                          ============    =============  ============  ===========   ==============
Net income (loss) per share                              $  (    0.000)  $   (    0.01)  $      0.01     (   0.01)
                                                          ============    =============  ============  ===========
Weighted average number of common shares outstanding         6,503,332       5,787,101      6,503,332   4,643,550
                                                          ============    =============  ============  ===========

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                August 25, 2006
                                                                            Six Months Ended                  (Inception) through
                                                                              December 31,                        December 31,
                                                                     2008                      2007                   2008
                                                                    -----                      ----                   ----
Operating Activities:
 Net income (loss)                                          $           26,647         $ (         38,348)   $ (        55,099)
 Adjustment to reconcile net income to net
 cash provided by (used for) operating activities:
    Amortization                                                           278                         26                  354
    Prepaid expenses                                                         -           (          1,969)     (            31)
    Security deposit                                                         -           (            200)     (           200)
    Accounts payable and accrued  liabilities                            2,085                      5,008                8,397
    Accounts payable related parties                                       810                        759                3,556
    Gain on settlement of amounts due to related party         (        37,123)                         -      (        37,123)
                                                                ---------------            --------------        --------------
          Net cash provided by (used for)
          operating  activities                                (         7,303)           (        34,724)     (        80,146)
                                                                ---------------            --------------         -------------
Investing  Activities
     Purchase of fixed assets                                                -            (         1,929)     (         1,929)
                                                                ---------------            --------------         -------------
        Net cash provided by (used for)
        investing activities                                                 -            (         1,929)     (         1,929)
                                                                ---------------            --------------         -------------
Financing Activities:
   Loan payable - related party                                          7,336                        488               33,968
   Proceeds from issuance of common stock                                    -                     45,050               48,550
                                                                ---------------             --------------        -------------
          Net cash provided by (used for)
           financing activities                                          7,336                     45,538               82,518
                                                                ---------------             --------------        -------------
Net Increase (Decrease) In Cash                                             33                      8,885                  443

Cash At The Beginning Of The Period                                        410                     16,253                    -
                                                                ---------------             --------------        -------------
Cash (Bank Indebtedness) At The End
Of The Period                                               $              443         $           25,408    $             443
                                                                ===============             ==============        ==============
Schedule Of Non-Cash Investing And Financing Activities
-------------------------------------------------------
None

Supplemental Disclosure
-----------------------
  Cash paid for:
       Interest                                             $               -          $               -     $               -
                                                                ==============             ================      =============
       Income Taxes                                         $               -          $               -     $               -
                                                                ==============             ================      =============

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              August 25, 2006 (Inception) Through December 31, 2008
                                   (Unaudited)

                                                                                                       Deficit
                                                                                                       Accumulated
                                                                                                       During the
                                                                  Common Shares         Paid In        Development
                                                                  -------------
                                                               Number     Par Value     Capital        Stage           Total
                                                               ------     ---------     -------        -----           -----
       Balances, August 25, 2006                                     -   $        -  $        -   $            -  $            -

       Issued for cash:
       Common stock December, 2006 - at $0.001               3,500,000        3,500           -                -           3,500
       Net gain (loss) for the period ended June 30, 2007            -           -            -      (    10,211)    (    10,211)
                                                            ----------   ----------   ----------     ------------     -----------
       Balances, June 30, 2007                               3,500,000        3,500           -      (    10,211)    (     6,711)

       Issued for cash:
       Common stock November, 2007 - at $0.015               3,003,332        3,003       42,047                -         45,050
       Net gain (loss) for the year ended June 30, 2008             -            -            -      (    71,535)    (    71,535)
                                                            ----------   ----------   ----------     ------------     ------------
       Balances, June 30, 2008                               6,503,332        6,503       42,047     (    81,746)    (    33,196)

       Net gain (loss) for the period ended December 31, 2008       -            -            -           26,647          26,647
                                                            ----------   ----------   -----------    ------------     ------------
       Balances, December 31, 2008                           6,503,332   $    6,503  $    42,047   $ (    55,099)  $ (     6,549)
                                                            ==========   ==========   ===========    ============     ============

    The accompanying notes are an integral part of these financial statements

                            BONFIRE PRODUCTIONS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                   (Unaudited)


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

              Going Concern
              -------------
              These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $8,323, and has accumulated deficit of $55,099 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements
              --------------------------------------
              The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008, included in the Company's annual report on Form10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.


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

              The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)  - Page 2

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

              Advertising Costs
              -----------------
              The  Company's   policy   regarding   advertising  is  to  expense
              advertising when incurred. The Company had not incurred any advertising expense as of December 31, 2008.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)  - Page 3



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

              Recent Accounting Pronouncements
              --------------------------------
              In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS
              No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning
              on or after December 15, 2008, and interim periods within    those
              years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)  - Page 4

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

               In December 2007, the SEC issued Staff Accounting  Bulletin (SAB)
              No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)  - Page 5


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

              In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

              In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)  - Page 6



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

             Recent Accounting Pronouncements - (cont'd)
             ---------------------------------

              beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

              To December 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.


Note 4        Related Party Transactions
              --------------------------

a) The President of the Company provides consulting services to the Company. During the six months ended December 31, 2008 consulting services of $Nil (June 30, 2008 - $2,066) were charged to operations.

b) A director of the Company provides consulting services to the Company. During the period ended December 31, 2008, consulting services of $4,000 (June 30, 2008 - $Nil) were charged to operations.

c) As at December 31, 2008, the Company owed $400 to directors of the Company for cash advances provided to the Company to December 31, 2008.

d) During the period ended June 30, 2007, the former President of the Company provided a $15,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as at June 30, 2008.

Note 4        Related Party Transactions
              --------------------------
                  During the year ended June 30, 2008, the former President of the Company provided a $10,500 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $9,500 of principal due on or after April 16, 2009, $1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward  Looking  Statements  This  quarterly  report  contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

o        the uncertainty of profitability based upon our history of losses;

o risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

o risks related to our international operations and currency exchange fluctuations;

o        risks related to product  liability  claims;
o other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.
Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our  financial  statements  are stated in United  States  dollars  (US$) and are
prepared  in  accordance  with  United  States  Generally  Accepted   Accounting
Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the "Company" and "Bonfire Productions" mean Bonfire Productions, Inc., unless otherwise indicated.

Our Current Business

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

1.       Sourcing content:

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

2.       Audio/Video production:

     We have hired a recording studio and recorded and published on our website our first four collections of children's stories from around the world. We have completed development of our website by adding four additional pages dedicated to the stories recorded to date and adding a shopping cart.

3.       Marketing and sales of our products

     We are selling our audio recordings on our website (www.bonfiretales.com) for use at home and in portable music devices, such as MP3 players. Parents can download individual stories or entire collections of stories and play them for their children at home. We will also sell CD recordings of our stories, both on our website and through other online retailers. We intend to market the website, subject to financing, by placing advertisements on family oriented websites, and parenting magazines.

Our website (www.bonfiretales.com) will serve as a major promotional tool for our products. It lists all the stories that are currently available for purchase. Each story has its own section on the website with a short description of the story's origins. Currently, our website has four sections with stories from around the world. Consumers are able to listen to a 20-second sample of each story before making the decision to purchase.


RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the six-month period ended December 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

                                   Six Months                    Six Months
                                      Ended                         Ended
                                   December 31,                  December 31,
                                      2008                            2007
                                      -----                          -----

Revenue                     $             7,500          $                   -
Operating Expenses          $            17,640          $              37,860
                            ---------------------------------------------------
Net Income (Loss)           $            26,647          $             (38,348)
                            ===================================================
Revenue

Our gross revenue for the six-month period ended December 31, 2008, was $7,500, compared to $Nil for the same period in fiscal 2008. During the period from August 25, 2006 (Inception) to August 29, 2008, the former President of the Company provided loans to the Company totalling $32,500, plus accrued interest of $1,458. The loans were unsecured, payable on demand and bore interest at 6.45% per annum. On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party resulting in the $26,647 net income for the period ended December 31, 2008.

Operating Costs and Expenses
----------------------------

The major components of our expenses for the six-month period ended December 31, 2008, and 2007, are outlined in the table below:

                                      Six Months                Six Months
                                         Ended                      Ended
                                      December 31,              December 31,
                                          2008                      2007
                                          ----                      ----

Amortization                    $                278       $                 26
General and administrative                    17,362                     37,834
                                -----------------------------------------------
                                $             17,640       $             37,860
                                ===============================================
Operating Expenses

The decrease in operating expenses was mainly due to the decrease of $20,472 in general and administrative expenses. These decreases were offset by the increase in amortization expense of $252.

Liquidity and Capital Resources
Working Capital

                                      Six Months
                                        Ended                    Year Ended
                                      December 31,                  June 30,
                                         2008                        2008


Current Assets                    $                   474    $              441
Current Liabilities                                (8,797)              (35,689)
Working Capital Deficiency        $                (8,323)   $          (35,248)

Cash Flows



                                                Six Months         Six Months
                                                   Ended               Ended
                                                December 31,        December 31,
                                                    2008                2007



Cash provided by (used for) Operating Activities  $  (7,303)    $  (34,724)
Cash provided by Investing Activities                    -          (1,929)
Cash provided by Financing Activities                 7,336         45,538
---------------------------------------------------------------------------
Net Increase in Cash                              $      33     $    8,885
===========================================================================

We had cash of $443, prepaid expenses of $31 and accounts payable and accrued liabilities of $8,397 and amounts payable to related party of $400 for a working capital deficiency of $8,323 as of December 31, 2008.

For the next twelve months our specific goal will be to produce, subject to financing, additional collections of children's stories from around the world and begin promotion of our website. We estimate the cost of recording of four additional stories with an average duration of 15-20 minutes with musical effects and casting of at least two voice talent artists to be approximately $14,000.

We plan to dedicate $5,000 to marketing and promotion of our website, subject to financing. In addition, we plan to optimize our website for search engines, and get listed in online directories. We also plan to devote funds for ad placement on parent-oriented websites such as ivillage.com, parenting.com and todaysparent.com, subject to financing.

As well, we anticipate spending an additional $8,000 on professional fees, general administrative costs and expenditures associated with complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $27,000.

Cash Used In Operating Activities

Our cash balance of $443 as of December 31, 2008, has increased by $33 during the six months ended December 31, 2008 compared to the cash balance of $410 as of June 30, 2008, primarily due to the revenue of $7,500 and cash advances from related parties. The increase in the cash position during the same period in fiscal 2008 was primarily due to the receipt of the proceeds of $45,050 from issuance of our common stock. Cash From Investing Activities No cash was used for or provided by investing activities during the six-month period ended December 31, 2008 (December 31, 2007: $1,929).

Cash from Financing Activities

To December 31, 2008, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $45,050, loans from former director in the total amount of $32,500 and revenue of $7,500. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended June 30, 2008, included in our annual report on the Form 10-KSB filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $7,500 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2008, our company has accumulated losses of $55,099 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2008, our independent registered auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Management

On August 29, 2008, the Company has accepted the resignation of Alexander Kulyashov, from his positions as the Company's President, Chief Executive Officer and as a member of the Company's Board of Directors. Mr. Kulyashov resigned to pursue other interests. Nadezda Maximova, our Chief Financial Officer, was appointed as President and Chief Executive Officer of the Company. In addition, Mrs. Elena Bylbash has been appointed to our Board of Directors.

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

Patents and Trademarks

In July 2007, we applied for a U.S. trademark for "Bonfire Tales" with the U.S. Trademark and Patent Office. The serial number for the application was 77241986. The USPTO has registered our trade mark on January 27, 2009. The trade mark registration number is 3,568,273.

Risks and Uncertainties

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

3 Foreign currency exchange rate fluctuations may adversely affect our business. Since we intend to market and sell our products in many different countries, changes in exchange rates can adversely affect our cash flows and results of operations. Furthermore, reported sales and purchases made in non-U.S. currencies, when translated into U.S. dollars for financial reporting purposes, fluctuate due to exchange rate movement. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

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

We were incorporated on August 25, 2006 and we have realized minimal revenue of $7,500. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 25, 2006 to December 31, 2008 is $55,099.

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

Our directors do not have experience in the recording industry, or brand development and marketing of products. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our director's decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

11. Because our former director owns 53.82 % of our outstanding common stock, he could make decisions that may be disadvantageous to other minority shareholders.

Our former President and director, Alexander Kulyashov, owns 53.82% of the outstanding shares of our common stock as of the date of this report. Accordingly, he has a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. He also has the power to prevent or cause a change in control. The interests of our director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

12. If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is currently quoted on the NASD over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal period ended December 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

 Exhibit

Number      Title of Document
------      -------------------
     3.1    Articles of Incorporation *
     3.2    Bylaws *
    31.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 302 of the   Sarbanes-Oxley Act of 2002
    31.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted
            pursuant to Section 906 of the   Sarbanes-Oxley Act of 2002
    32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the  Sarbanes-Oxley Act of 2002

*Incorporated by reference to similarly numbered exhibits filed with the Company's Registration Statement on Form SB-2 on August 28, 2007.

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bonfire Productions, Inc.
                                          /s/ Nadezda Maximova
                                          -----------------------------
                                              Nadezda Maximova
                                              President, Chief Executive
                                              Officer, and Director
                                              Dated: January 30, 2009

                                          /s/ Elena Bylbash
                                          ---------------------------
                                             Elena Bylbash
                                             Chief Financial Officer, Secretary
                                             Treasurer, principal accounting
                                             officer and Director
                                             Dated: January 30, 2009