Form 10-Q
period 2009-03-31
Bonfire Productions, Inc.
filed 2009-05-15
CIK 1406257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2009.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-145743

BONFIRE PRODUCTIONS, INC.

(Exact name of registrant as specified in its charter)

            Nevada                                       75-3260546
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

6302 Mesedge Drive

Colorado Springs, CO 80919

(Address of principal executive offices) (zip code)

(719) 598-2469

(Registrant's telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the precedibng 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ]

Yes

[X]

No (Not required by smaller reporting companies.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,503,332 Shares of $0.001 par value Common Stock outstanding as of May 15, 2009.

BONFIRE PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March  31, 2009

(Unaudited)

BALANCE SHEET

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)

BALANCE SHEET

                                                                               March 31,           June 30,
                                                                                  2009               2008
                                                                                  ----               ----
                                                                              (Unaudited)          (Audited)
                                    ASSETS
                                    ------
  Current assets
      Cash                                                                  $            14    $            410
      Prepaid expenses                                                                   31                  31
                                                                               ------------        -------------
      Total current assets                                                               45                 441

  Other assets

       Equipment, net                                                                  1,532               1,852
      Security deposit                                                                  200                 200
                                                                               ------------        -------------
  Total Assets                                                              $         1,777     $         2,493
                                                                               ============        =============

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current liabilities
  Accounts payable and accrued liabilities                                   $        8,397      $        6,312
  Due to related parties                                                              1,900               2,745
  Loan payable - related parties                                                          -              26,632
                                                                               ------------        ------------
        Total current liabilities                                                    10,297              35,689

Total Liabilities                                                                    10,297              35,689
                                                                               ------------        ------------

Stockholders' Equity
Capital stock
      75,000,000 shares authorized, $0.001 par value
      6,503,332 shares issued and outstanding
      (June 30, 2008 - 6,503,332)                                                     6,503               6,503
Additional paid in capital                                                            42,047              42,047
Deficit accumulated during the development stage                                (57,070)       (81,746)
                                                                               -------------        ------------
Total Stockholders' Equity                                                      (8,520)      (33,196)
                                                                               -------------        ------------
Total Liabilities and Stockholders' Equity                                   $         1,777     $         2,493
                                                                               =============        ============

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)

                                                                    Three Months                 Nine months       August 25, 2006
                                                                      Ended                        Ended      (Inception) through
                                                                     March 31,                    March 31,          March 31,
                                                              2009            2008          2009           2008           2009
                                                              ----            ----          ----           ----            ----
Revenue                                                   $         -    $          -   $     7,500   $        -          $  7,500
                                                          -----------    ------------   ----------    -----------   -------------
Expenses:
  Amortization                                           $        110   $          25  $       388   $       51   $           464
  Audio production                                                  -              -             -            -            14,500
  General and Administrative                                    1,861          25,838        19,223      63,362            85,261
                                                         ------------    ------------   -----------   -----------   -------------
                                                                1,971          25,863        19,611      63,723           100,225

Loss from operations                                         (1,971)      (25,863)     (12,111)  (63,723)     (92,725)
Other income (expense)
  Interest expense                                                 -             (241)         (336)       (729)          (1,468)
  Gain on settlement of amounts due to related party               -                -        37,123           -            37,123
                                                         ------------    -------------  -----------   -----------   --------------
Income (loss) before provision for income tax                (1,971)      (26,104)       24,676   (64,452)     (57,070)
Provision for income tax
                                                                   -                -             -           -                -
                                                         ------------    ------------   ------------  ----------    --------------
Net income (loss)                                        $   (1,971)  $   (26,104)  $    24,676 $   (64,452)  $ (57,070)
                                                         ============    =============  ============  ===========   ==============
Net income (loss) per share                              $  (0.000)  $   (0.01)  $      0.01     (0.01)
                                                         ============    =============  ============  ===========
Weighted average number of common shares outstanding         6,503,332       6,503,332      6,503,332   5,258,969
                                                         ============    =============  ============  ===========

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                                August 25, 2006
                                                                           Nine Months Ended                 (Inception) through
                                                                               March 31,                          March 31,
                                                                    2009                      2008                   2009
                                                                   -----                      ----                   ----
Operating Activities:
Net income (loss)                                          $           24,676         $ (64,452)   $ (57,070)
Adjustment to reconcile net income to net
cash provided by (used for) operating activities:
   Amortization                                                           278                         51                  354
   Prepaid expenses                                                         -           (31)     (31)
   Security deposit                                                         -           (200)     (200)
   Accounts payable and accrued  liabilities                            2,094                      3,302                8,439
   Accounts payable related parties                                     2,310                        759                5,056
   Gain on settlement of amounts due to related party         (37,123)                         -      (37,123)
                                                               ---------------            --------------        --------------
         Net cash provided by (used for)
         operating  activities                                (7,765)           (60,841)     (80,575)
                                                               ---------------            --------------         -------------
Investing  Activities
    Purchase of fixed assets                                                -            (1,929)     (1,929)
                                                               ---------------            --------------         -------------
       Net cash provided by (used for)
       investing activities                                                 -            (1,929)     (1,929)
                                                               ---------------            --------------         -------------
Financing Activities:
  Loan payable - related party                                          7,336                        729               33,968
  Proceeds from issuance of common stock                                    -                     45,050               48,550
                                                               ---------------             --------------        -------------
         Net cash provided by (used for)
          financing activities                                          7,336                     45,779               80,589
                                                               ---------------             --------------        -------------
Net Increase (Decrease) In Cash                                                           (16,991)                  14

Cash At The Beginning Of The Period                            (429)                    16,523                    -
                                                               ---------------             --------------        -------------
Cash (Bank Indebtedness) At The End
Of The Period                                               $               14         $  (468)    $             14
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
                                                               ==============             ================      =============

The accompanying notes are an integral part of these financial statements

                                                                                                Deficit
                                                                                               Accumulated
                                                                                               During the
                                                          Common Shares         Paid In        Development
                                                          -------------
                                                       Number     Par Value     Capital        Stage           Total
                                                       ------     ---------     -------        -----           -----
Balances, August 25, 2006                                     -   $        -  $        -   $            -  $            -

Issued for cash:
Common stock December, 2006 - at $0.001               3,500,000        3,500           -                -           3,500
Net gain (loss) for the period ended June 30, 2007            -           -            -      (10,211)    (10,211)
                                                    ----------   ----------   ----------     ------------     -----------
Balances, June 30, 2007                               3,500,000        3,500           -      (10,211)    (6,711)

Issued for cash:
Common stock November, 2007 - at $0.015               3,003,332        3,003       42,047                -         45,050
Net gain (loss) for the year ended June 30, 2008             -            -            -      (71,535)    (71,535)
                                                    ----------   ----------   ----------     ------------     ------------
Balances, June 30, 2008                               6,503,332        6,503       42,047     (81,746)    (33,196)

Net gain (loss) for the period ended December 31, 2008       -            -            -           26,647          26,647
                                                    ----------   ----------   -----------    ------------     ------------
Balances, December 31, 2008                           6,503,332   $    6,503  $    42,047   $ (55,099)  $ (6,549)
                                                    ----------   ----------   -----------    ------------     ------------

Net gain (loss) for the period ended March 31, 2009          -            -            -      (1,971)    (1,971)
                                                    ----------   ----------   -----------    ------------     ------------
Balances, March 31, 2009                              6,503,332   $    6,503  $    42,047   $ (57,070)  $ (8,520)
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

Going Concern

These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $10,252, and has accumulated deficit of $57,070 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2008, included in the Company's annual report on Form10KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

Note 2 Summary of Significant Accounting Policies The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

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
March 31, 2009
(Unaudited) - Page 2

Note 2 Summary of Significant Accounting Policies - (cont'd)

Impairment of Long-lived Assets

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

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of March 31, 2009.

Foreign Currency Translation

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

Stock-based Compensation

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009
(Unaudited) - Page 3

Note 2 Summary of Significant Accounting Policies -  Recent Accounting Pronouncements (cont'd)

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities - an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

Note 3 Capital Stock The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

During the period from August 25, 2006 (inception) to June 30, 2007, the Company issued 3,500,000 shares of common stock to its director for total proceeds of $3,500. During the year ended June 30, 2008, the Company issued 3,003,332 shares of common stock at $0.015 per share for total proceeds of $45,050.

To March 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

Note 4 Related Party Transactions

a) The President of the Company provides consulting services to the Company. During the nine months ended March 31, 2009 consulting services of $Nil (June 30, 2008 - $2,066) were charged to operations.

b) As of March 31, 2009, the Company owed $1,900 to directors of the Company for cash advances provided to the Company.  The loan is payable on demand.

c) During the period ended June 30, 2007, the former President of the Company provided a $15,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $15,000 of principal due on or after June 19, 2008, and $1,000 of accrued interest payable as at June 30, 2008

d) During the year ended June 30, 2008, the former President of the Company provided a $10,500 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $9,500 of principal due on or after April 16, 2009, $1,000 of principal due on or after May 22, 2009 and $133 of accrued interest payable as at June 30, 2008.

e) During the period ended September 30, 2008, the former President of the Company provided a $7,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $7,000 of principal due on or after July 5, 2009, and $336 of accrued interest payable as at August 29, 2008.

f) On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the nine-month period ended March 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Financial Data Summary

                                  Nine Months                    Nine Months
                                     Ended                         Ended
                                    March 31,                     March 31,
                                     2009                            2008
                                     -----                          -----

Revenue                     $             7,500          $                   -
Operating Expenses          $            19,611          $              63,723
                           ---------------------------------------------------
Net Income (Loss)           $            24,676          $             (64,452)
                           ===================================================
Revenue

Our gross revenue for the nine-month period ended March 31, 2009, was $7,500, compared to $Nil for the same period in fiscal 2008. During the period from August 25, 2006 (Inception) to August 29, 2008, the former President of the Company provided loans to the Company totaling $32,500, plus accrued interest of $1,458. The loans were unsecured, payable on demand and bore interest at 6.45% per annum. On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party resulting in the $24,676 net income for the period ended March 31, 2009.

Operating Costs and Expenses

The major components of our expenses for the nine-month period ended March 31, 2009, and 2008, are outlined in the table below:

                                      Nine Months                Nine Months
                                        Ended                      Ended
                                       March 31,                  March 31,
                                         2009                      2008
                                         ----                      ----

Amortization                    $                388       $                 51
General and administrative                    19,223                     63,362
                               -----------------------------------------------
                               $             19,611       $             63,723
                               ===============================================
Operating Expenses

The decrease in operating expenses was mainly due to the decrease of $34,139 in general and administrative expenses. These decreases were offset by the increase in amortization expense of $337.

Liquidity and Capital Resources

Working Capital

                                               Nine Months
                                                  Ended           Year Ended
                                                 March 31,          June 30,
                                                  2009               2008

Current Assets                    $                      45    $        441
Current Liabilities                                 (10,297)        (35,689)
Working Capital Deficiency        $                 (10,252)   $    (35,248)

Cash Flows

                                                Nine Months        Nine Months
                                                  Ended               Ended
                                                 March 31,           March 31,
                                                   2009                2008
Cash provided by (used for) Operating Activities  $  (7,765)    $  (60,841)
Cash provided by Investing Activities                    -          (1,929)
Cash provided by Financing Activities                 7,336         45,779
---------------------------------------------------------------------------
Net Increase in Cash                              $     429     $   16,991
===========================================================================

We had cash of $14, prepaid expenses of $31 and accounts payable and accrued liabilities of $8,397 and amounts payable to related party of $1900 for a working capital deficiency of $10,252 as of March 31, 2009.

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

Cash Used In Operating Activities

Our cash balance of $14 as of March 31, 2009, has decreased by $429 during the nine months ended March 31, 2009 compared to the cash balance of $410 as of June 30, 2008, primarily due to the General and Administrative expenses. The increase in the cash position during the same period in fiscal 2008 was primarily due to the receipt of the proceeds of $45,050 from issuance of our common stock.

Cash From Investing Activities No cash was used for or provided by investing activities during the six-month period ended March 31,2008.

Cash from Financing Activities

To March 31, 2009, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $45,050, loans from former director in the total amount of $32,500 and revenue of $7,500. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited financial statements for the year ended June 30, 2008, included in our annual report on the Form 10-KSB filed with Securities and Exchange Commission, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $7,500 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at March 31, 2009, our company has accumulated losses of $57,070 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

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

Management

On August 29, 2008, the Company has accepted the resignation of Alexander Kulyashov from his positions as the Company's President, Chief Executive Officer and as a member of the Company's Board of Directors. Mr. Kulyashov resigned to pursue other interests. Nadezda Maximova, our Chief Financial Officer, was appointed as President and Chief Executive Officer of the Company. In addition, Mrs. Elena Bylbash has been appointed to our Board of Directors.

Mrs. Elena Bylbash, 30, has earned a law degree from St. Petersburg State University. Prior to her appointment, she has been involved with several publishing projects over the past 2 years. Elena Bylbash is not a director or officer of any other public company.

During the period from August 25, 2006 (Inception) to August 29, 2008, the former President of the Company provided loans to the Company totaling $32,500, plus accrued interest of $1,458. The loans were unsecured, payable on demand and bore interest at 6.45% per annum. On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party.

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

We were incorporated on August 25, 2006 and we have realized minimal revenue of $7,500. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 25, 2006 to March 31, 2009 is $57,070.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Our management, including our Chief Executive Officer and Acting Chief Financial Officer (one individual) assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework Based on our assessment we believe that, as of March 31, 2009, our internal control over financial reporting was not effective based on those criteria. The determination of ineffective internal control is based upon the lack of separation of duties. Our entire management is comprised of one individual. It is impossible to create a system of checks and balances with oversight in this circumstance. It is management’s intention to bring additional people into the management team. Once there are more members of management, responsibilities can be divided and oversight roles created. This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and acting chief financial officer (one individual), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009. Based on this evaluation, our chief executive officer and acting chief financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective. Our conclusion was based on (1) our lack of systematic accounting and disclosure procedures, (2) the lack of development of our IT systems, (3) the lack of hiring and development of new personnel and (4) the number of adjustments identified by our independent auditors during the course of their review. We attribute all of the identified weaknesses to the formative stage of our organizational development. We currently lack the personnel resources to ensure that our disclosure controls and procedures are adequate. We intend to address the procedural and control issues by adding more formalized accounting procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

Subsequent Events

On April 7, 2009 the Company Filed and 8K with the Securities and Exchange Commission as follows:

Item 5.01 Change in Control of Registrant.

On April 7, 2009, funds were disbursed from escrow for the purchase of approximately 54% control of the Company. Three million five hundred thousand (3,500,000) shares were purchased for total consideration of twenty five thousand dollars ($25,000). The shares were purchased pursuant to an Affiliate Stock Purchase Agreement by Tim C. DeHerrera (1,166,667 shares), P. James Voloshin (1,166,667 shares) and Richard A. Luthman (1,166,666 shares). Control was assumed from Alexander Kulyashov pursuant to the Agreement.

As part of the purchase of control, Tim C. DeHerrera consented to act as President, Secretary and Director, P. James Voloshin consented to act as Treasurer and Director, and Richard Luthmann consented to act as Executive Vice President, Chief Legal Officer and Director of the Company.

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

Bonfire Productions, Inc.

/s/ Tim DeHerrera
-----------------------------
   Tim DeHerrera
   President, Chief Executive
   Officer, and Director
   Dated: May 15, 2009

/s/ Richard Luthmann
---------------------------
  Richard Luthmann
  Chief Legal Officer,

   principal accounting
  officer and Director
  Dated: May 15, 2009