Form 10-K
period 2009-06-30
Bonfire Productions, Inc.
filed 2009-12-03
CIK 1406257

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from to.

Commission file number: 333-145743

BONFIRE PRODUCTIONS, INC.
(Name of Registrant in its charter)

           Nevada                                        75-3260546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6302 Mesedge Drive
Colorado Springs, CO 80919
(Address of principal executive offices)

(719)598-2469
Registrant's telephone number

Securities registered under Section 12(b) of the Exchange Act:

                                 Name of each exchange on which
Title of each class                        registered
      None                                   None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act
[  ] Yes     [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes     [X] No (Not required by smaller reporting companies)

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K contained is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No []

State issuer's revenues for its most recent fiscal year: Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$4,204,664

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

65,033,320 shares of common stock at December 1, 2009

Documents incorporated by reference: None

TABLE OF CONTENTS

Table of Contents

PART I

4

ITEM 1: BUSINESS

4

ITEM 1A  RISK FACTORS

4

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2: PROPERTIES

7

ITEM 3: LEGAL PROCEEDINGS

7

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6.  SLECTED FINANCIAL DATA

8

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

8

ITEM 7A.  QUANTITTIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM 8: FINANCIAL STATEMENTS

9

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

9

ITEM 9A: CONTROLS AND PROCEDURES

20

ITEM 9B: OTHER INFORMATION

20

PART III

21

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE

21

GOVERNANCE

21

ITEM 11: EXECUTIVE COMPENSATION

22

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  24

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

24

PARTI IV

26

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

26

PART I

ITEM 1: BUSINESS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are based on the beliefs of our management as well as assumptions made by and information currently available to us. When we use the words "believe," "plan," "will likely result," "expect," "intend," "will continue," "is anticipated," "estimate," "project," "may," "could," "would," "should," and similar expressions in this Form 10-K as they relate to us or our management, we are intending to identify forward-looking information statements. These statements reflect our current views with respect to expected future plans, initiatives, operating conditions and other potential events and are subject to certain risks, assumptions, and uncertainties. The statements contained herein that are not purely historical are forward-looking statements including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. Such statements include information contained in this Form 10-K regarding pending legal proceedings and the results thereof as well as any statements regarding our future product development, governmental or other regulatory approval prospects and related matters. All forward-looking statements included in this document or incorporated by reference herein are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Risk Factors" below.

Business Overview

General
We were incorporated in the State of Nevada on August 25, 2006. We have commenced operations by launching a website and sourcing content for our first audio recordings. We are a start-up stage corporation with limited operations and no revenues to date from our business operations. For the period ended June 30, 2009 we generated no revenue. Our business office is located at 6302 Mesedge Drive, Colorado Springs, CO 80919, 719-598-2469.

Industry Overview

Our Services

We hoped to market and sell online multicultural children's content in audio format. Our objective was to become a provider of folk stories, fairy tales and traditional stories from around the world. We planned to acquire rights to content, subject to financing, in either the original language or a translated-to-English version and produce audio and video recordings that will be sold in the popular MP3 format online or on CDs and DVDs.

We are now in the business of pursuing an outside merger candidate with an ongoing business venture.

Employees

We have no employees as of the date of this report other than our one director.

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

ITEM 1A  RISK FACTORS

 In addition to the other information in this annual report, the following factors should be carefully considered in evaluating our business and prospects:

COMPANY RISK FACTORS

1. There is substantial uncertainty as to whether we will continue operations. If we discontinue operations, you could lose your investment.

Our auditors have discussed their uncertainty regarding our business operations in their audit report dated December 2, 2009. This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such, we may have to cease operations and you could lose your entire investment.

2. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot develop an established merger, our business will fail.

We were incorporated on August 25, 2006 and we have not realized any revenues. We have very little operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception on August 25, 2006 to June 30, 2009 is $127,888.

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

3. Our future success is dependent on our existing management team and hiring and assimilating new key employees, and our inability to attract or retain key personnel in the future would materially harm our business and results of operations.

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

4. Our operating results may prove unpredictable which could negatively affect our operating results.

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

5. Our directors do not have experience in the recording industry, or brand development and marketing of products. As a result, we may not be able to recognize and take advantage of opportunities without the aid of qualified marketing and business development consultants. Our directors' decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

6. Because we are small and do not have much capital, we must limit our efforts in marketing of our services and products. If we do not make a profit or find a merger candidate, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit our efforts.

7. We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in Bonfire Productions.

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

8. Because our directors own 53.82 % of our outstanding common stock, he could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our President and director, Tim DeHerrera and past directors Richard Luthmann and P James Voloshin, own a combined 53.82% of the outstanding shares of our common stock as of the date of this report. Accordingly, they have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They also have the power to prevent or cause a change in control. The interests of our past director may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

RISK FACTORS RELATING TO OUR COMMON STOCK

9. If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is currently traded on the FINRA over the counter bulletin board. However, we can provide investors with no assurance that a liquid public market for our shares will materialize. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

10. If a market for our common stock develops, our stock prices may be volatile.

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

11. Penny stock regulations may impose certain restrictions on marketability of our stock.

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

12. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, commencing with our annual report for the fiscal year ending October 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal year 2010.  The internal control report must include a statement

*

Of management's responsibility for establishing and maintaining adequate internal control over our financial reporting;

*

Of management's assessment of the effectiveness of our internal control over financial reporting as of year end;

*

Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

*

that our independent accounting firm has issued an attestation report on management's assessment of our internal control over financial reporting, which report is also required to be filed.

Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010.  We have not yet completed our assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of

Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our business office is located at 6302 Mesedge Drive, Colorado Springs, Co 80919; we do not have a lease agreement and share a small office at this location.

ITEM 3: LEGAL PROCEEDINGS

On May 1, 2009,, the Christian Samuels Group filed a lawsuit in the Dallas District Court DC-09-05496-G, alleging the Company and its executives did not perform on the delivery of share ownership to the Christian Samuels investors and other issues towards the other parties named in the suit.  On July 15, 2009, the Company filed a counter-claim against the Christian Samuels Group and other parties alleging that they had not preformed in funding the Company pursuant to a stock purchase agreement.

On May 4, 2009, the Company filed an action against several Christian Samuels Group investors and other individuals in the District Court, Clark County, Nevada, case number A589507.  The suit alleges that shares of the company were inadvertently delivered to Christian Samuel investors and demanding payment for such shares.

The parties have reached a settlement agreement as of the date of this filing but have not finalized and settled the cases.  The Company does not believe these lawsuits or their respective settlements will have a material impact on the Company’s financial statements

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2009	High	Low

First Quarter	$ 0.25	$ 0.02
Second Quarter	$ 0.25	$ 0.02
Third Quarter	$ 0.25	$ 0.02
Fourth	$ 0.25	$ 0.23

2008	High	Low

Third Quarter (from 1/7/08)
Fourth Quarter

We have 54 shareholders of record as at the date of this annual report.

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

ITEM 6.  SLECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

GENERAL

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended June 30, 2009 elsewhere in this Annual Report on Form 10-K. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. We were incorporated in the State of Nevada on August 25, 2006. We have commenced operations by recording and publishing on our website our first four collections of children's stories from around the world.

For the next twelve months we anticipate seeking potential merger partners who have an ongoing business.

To June 30, 2009, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from directors and related parties in the total amount of $63,018. The outstanding loan payables are unsecured, carry zero interest and are payable on demand.

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

Results of Operations for the Year Ended June 30, 2009, and for the period from August 25, 2006 (Inception) to June 30, 2009.

We did not earn any revenues during the year ended June 30, 2009, and during the period from August 25, 2006 (Inception) to June 30, 2009.

During the year ended June 30, 2009, we incurred operating expenses in the amount of $46,142 (June 30, 2008: $71,535).

As of June 30, 2009, we recorded and published on the Company’s website our first four collections of children's stories from around the world.  This website is no longer in use.

During the period ended June 30, 2009, the former President of the Company provided a $1,900 loan to the Company. The loan payable is unsecured, bears interest at 6.45% per annum, and has been paid in full.

As at June 30, 2009, the Company had assets totaling $459, and liabilities totaling $27,042 for a working capital deficiency of $26,583.

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

ITEM 7A.  QUANTITTIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required by smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS

BONFIRE PRODUCTIONS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2009

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Bonfire Productions, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Bonfire Productions, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009, 2008 and since inception on August 25, 2006 through June 30, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonfire Productions, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended June 30, 2009 2008 and since inception on August 25, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $127,888, working capital deficiency of $(26,583) since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

December 2, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

                                                                                 June 30,           June 30,
                                                                                  2009               2008
                                                                                  ----               ----
                                                                                (Audited)          (Audited)
                                    ASSETS
                                    ------
  Current assets
      Cash                                                                  $           459    $            410
      Prepaid expenses                                                                                       31
                                                                               ------------        -------------
      Total current assets                                                              459                 441

  Other assets

       Equipment, net                                                                                      1,852
      Security deposit                                                                                      200
                                                                               ------------        -------------
  Total Assets                                                              $           459     $         2,493
                                                                               ============        =============

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

Current liabilities
  Accounts payable and accrued liabilities                                   $        5,792      $        6,312
  Due to related parties                                                                                  2,745
  Loan payable - related parties                                                     21,250              26,632
                                                                               ------------        ------------
        Total current liabilities                                                    27,042              35,689

Total Liabilities                                                                    27,042              35,689
                                                                               ------------        ------------

Stockholders' Equity
Capital stock
      75,000,000 shares authorized, $0.001 par value
      65,033,320 shares issued and outstanding
      (June 30, 2008 - 65,033,320)                                                    65,033              65,033
Additional paid in capital                                                            36,272         (16,483)

Deficit accumulated during the development stage                                (127,888)        (81,746)
                                                                               -------------        ------------
Total Stockholders' Equity                                                      (26,583)        (33,196)
                                                                               -------------        ------------
Total Liabilities and Stockholders' Equity                                   $           459         $     2,493
                                                                               =============        ============

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

                                                      Year               Year            August 25, 2006

                                                      Ended              ended             (Inception) through

                                                      June 30,          June 30,                June 30,

                                                       2009               2008                    2009

                                                       ----               ----                    ----

Net Income                                        $          -       $          -             $          -

                                                  ------------       ------------             ------------

Expenses:

   Amortization                                   $                  $         76             $         76

   Audio production                                                        14,500                   14,500

   Professional/Legal Fees                              15,792                                      15,792

   General and Administrative                           30,014             55,856                   90,052

                                                  ------------       ------------             ------------

                                                        45,806             70,432                  126,420

                                                  ------------       ------------             ------------

Loss from operations                               (45,806)       (70,432)            (126,420)

Other income (expense)

   Interest expense                                (336)       (1,103)            (1,468)

                                                  ------------       ------------             ------------

Income (loss) before provision for income tax      (46,142)       (71,535)            (127,888)

Provision for income tax                                     -                  -                        -

                                                  ------------       ------------             ------------

Net income (loss)                                 $(46,142)      $(71,535)            (127,888)

                                                  ============       ============             ============

Loss per share                                    $(0.00)      $(0.00)            (0.00)

                                                  ============       ============             ============

Weighted average number of common

shares outstanding                                  65,033,320         55,992,796               65,033,320

                                                  ============       ============             ============

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

                                                               Year                Year            August 25, 2006

                                                               Ended               ended         (Inception) through

                                                           June 30, 2009       June 30, 2008        June 30, 2009

                                                           -------------       -------------        -------------

Operating Activities:

   Net income (loss)                                      $(46,142)       $(81,746)          $(127,888)

   Adjustment to reconcile net income to net

   cash provided by (used for) operating activities:

     Amortization                                                                       76                   76

     Prepaid expenses                                               31          (31)                   -

     Security deposit                                              200          (200)                   -

     Accounts payable and accrued  liabilities             (520)                 94                5,792

                                                           -----------          ----------           ----------

        Net cash provided by (used for)

        operating  activities                              (46,431)         (70,837)          (122,020)

                                                           -----------          ----------           ----------

Investing  Activities

     Purchase of fixed assets                              (          )         (1,929)          (1,929)

     Disposition of fixed assets                                 1,852                                    1,852

                                                           -----------          ----------           ----------

        Net cash provided by (used for)

        investing activities                                     1,852          (1,929)          (77)

                                                           -----------          ----------           -----------

Financing Activities:

     Contributions from related party                           52,755              12,362               81,215

     Accounts payable related parties                      (8,127)                  -           (8,127)

     Proceeds from issuance of common stock                                         45,050               48,550

                                                           -----------          ----------           -----------

        Net cash provided by (used for)

        financing activities                                    52,755              56,653               94,741

                                                           -----------          ----------           -----------

Net Increase (Decrease) In Cash                                     49          (16,113)                 459

Cash At The Beginning Of The Period                                410              16,523                    -

                                                           -----------          ----------           -----------

Cash (Bank Indebtedness) At The End

Of The Period                                             $        459         $       410          $       459

                                                           ===========          ==========           ===========

Non-Cash Investing And Financing Activities

-------------------------------------------------------

       None                                                $         -         $         -          $          -

                                                           ===========          ==========           ===========

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

                                                           ===========          ==========           ===========

The accompanying notes are an integral part of these financial statements

                                                                                                Deficit
                                                                                               Accumulated
                                                                                               During the
                                                          Common Shares         Paid In        Development
                                                          -------------
                                                       Number     Par Value     Capital        Stage           Total
                                                       ------     ---------     -------        -----           -----
Balances, August 25, 2006                                     -   $        -  $        -   $             - $            -

Issued for cash:
Common stock December, 2006 - at $0.001              35,000,000       35,000   (31,500)               -          3,500
Net gain (loss) for the period ended June 30, 2007            -           -             -     (10,211)    (10,211)
                                                    ----------   ----------   ----------     ------------     -----------
Balances, June 30, 2007                              35,000,000       35,000   (31,500)    (10,211)    (6,711)

Issued for cash:
Common stock October/November, 2007 - at $0.001      30,033,320       30,033       15,017                -         45,050
Net gain (loss) for the year ended June 30, 2008             -            -             -     (71,535)    (71,535)
                                                    ----------   ----------   ----------     ------------     ------------
Balances, June 30, 2008                              65,033,320       65,033   (16,483)    (81,746)    (33,196)

Gain on Disposition of related party debt                                          52,755                          52,755

                                                                               ------------                    ------------

Net gain (loss) for the period ended June 30, 2009            -            -             -    (46,142)  $ (46,142)

                                                    -----------   ----------   ------------   ------------     ------------

Balances, June 30, 2009 (Forward Split 10 for 1)     65,033,320       65,033       36,272     (127,888)  $ (26,583)
                                                     ==========   ==========   ===========    ============     ============

The accompanying notes are an integral part of these financial statements

The Company was incorporated in the State of Nevada, United States of America on August 25, 2006 and its fiscal year end is June 30. The Company was engaged in recording, publishing and distribution of multicultural stories and fairy tales for children through its website www.bonfiretales.com and other internet retailers.  It no longer operates Bonfiretales and is seeking a merger partner to bring in a business.

Going Concern

These financial statements have been prepared on a going concern basis. The Company has a working capital of $459.00 and has accumulated deficit of $127,888 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that the company will be able to continue as a going concern. Management plans to continue to provide for its capital needs by the issuance of common stock and related party advances. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Note 2 Summary of Significant Accounting Policies The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 2 Summary of Significant Accounting Policies - (cont'd)

Technology and Content

Technology and content expenses consist principally of consultants' fees and expenses related to website development, editorial content, and systems support. Technology and content costs are expensed as incurred.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of June 30, 2009.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 2 Summary of Significant Accounting Policies - (cont'd)

 In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting

Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, APB 12-5,  Disclosure of depreciable assets and depreciation. Depreciation was calculated using the straight line method over a five year period.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 2 Summary of Significant Accounting Policies - (cont'd)

after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 2 Summary of Significant Accounting Policies - (cont'd)

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

On April 20, 2009 the Company implemented a 10 for 1 forward stock split whereby each shareholder of record received an additional 9 shares of common stock for every 1 share held of record.

Note 4 Related Party Transactions

a) The President of the Company provides consulting services to the Company. During the year ended June 30, 2009 consulting services of $Nil (June 30, 2008 - $2,066) were charged to operations.

b) At March 31, 2009, the Company owed $1,900 to directors of the Company for cash advances provided to the Company.  The loan is payable on demand. This cash advance was paid in full at June 30, 2009

c) During the period ended September 30, 2008, the former President of the Company provided a $7,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $7,000 of principal due on or after July 5, 2009, and $336 of accrued interest payable as at August 29, 2008.

d) On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of related party debt.

e) On April 7, 2009, funds were disbursed from escrow for the purchase of approximately 54% control of the Company. Three million five hundred thousand (3,500,000) shares were purchased. The shares were purchased pursuant to an Affiliate Stock Purchase Agreement by Tim C. DeHerrera (1,166,667 shares), P. James Voloshin (1,166,667 shares) and Richard A. Luthmann (1,166,666 shares). Control was assumed from Alexander Kulyashov pursuant to the Agreement.  As part of the purchase of control, Tim C. DeHerrera consented to act as President, Secretary and Director, P. James Voloshin consented to act as Treasurer and Director, and Richard Luthmann consented to act as Executive Vice President, Chief Legal Officer and Director of the Company. With the transfer of control, an additional $15,632 gain on settlement and related party debt was recorded.

f) On May 18, 2009,  Shareholder Mr. Vikram Khanna provided a $5,000 loan to the Company. The loan is payable on demand with no fixed term or set duration of repayment.

g) On June 15, 2009,  Shareholder Mr. Vikram Khanna provided a $16,250 loan to the Company. The loan is payable on demand with no fixed term or set duration of repayment.

Bonfire Productions, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009

Note 5 Disposition of Assets

a)  On April 7, 2009 at the time of the Change of Control, the Company allowed previous management to retain the company deposit in the amount of $200 and the Company laptop computer valued at $1,532.

Note 6 Legal Proceedings

On May 1, 2009,, the Christian Samuels Group filed a lawsuit in the Dallas District Court DC-09-05496-G, alleging the Company and its executives did not perform on the delivery of share ownership to the Christian Samuels investors and other issues towards the other parties named in the suit.  On July 15, 2009, the Company filed a counter-claim against the Christian Samuels Group and other parties alleging that they had not preformed in funding the Company pursuant to a stock purchase agreement.

On May 4, 2009, the Company filed an action against several Christian Samuels Group investors and other individuals in the District Court, Clark County, Nevada, case number A589507.  The suit alleges that shares of the company were inadvertently delivered to Christian Samuel investors and demanding payment for such shares.

The parties have reached a settlement agreement as of the date of this filing but have not finalized and settled the cases.  The Company does not believe these lawsuits or their respective settlements will have a material impact on the Company’s financial statements

Note 7 Subsequent Events

On October 6, 2009, Richard Luthmann and P. James Voloshin resigned as officers and directors of the Company.

Note 8 Restatements Due to Accounting Error

The Company’s financial statements have presented that the income shown on the first, second and third quarters’ interim financial statements as filed in the Company’s interim 10Q filings was an accounting error. There were two accounting errors discovered by management: first, the Company incorrectly reported a related party loan as income in the amount of $7,500 on September 30, 2008 during the first fiscal quarter; and second, the Company incorrectly reported the forgiveness of related party debt as Other Income also during the first fiscal quarter as filed in the Company’s Form 10QSB for the period ending September 30, 2008 filed on October 28, 2008. These errors were reported again during the second and third quarters in the Company’s 10Q filings for the periods ending December 31, 2008 and March 31, 2009 filed on February 2, 2009 and May 15, 2009, respectively.

On December 1, 2009 the Company filed an 8K - Non-Reliance on Previously Issued Financial Statements.  In this 8K filing the Company represented it will restate each prior quarter upon filing the 10Q forms for each quarter of fiscal 2010.

In addition to the above, which only has impact on our interim financial statements, we have reclassified a $759 related party loan repayment during 2008 from the operation section of our Statement of Cash Flows to the Financing section of our statement of Cash Flows. This change has no other impact on any of our other financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For Fiscal Year 2009 we changed Certifying Accountants to Seele and Beers, CPA’s and they billed the following fees and had to re-audit Fiscal 2008 In a letter dated September 2, 2009, we were advised that on August 27, 2009 the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls
We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Conclusions
Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are not effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared due to a lack of segregation of duties as the Company has only one officer and director. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors
Name of Director	Age
Tim DeHerrera	52

Executive Officers
Name of Officer	Age	Office
Tim DeHerrera	52	President, and Chief Executive Officer

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

Tim DeHerrera, President, CEO and Director

Mr. DeHerrera is also current President and CEO of InterVision Network Corporation.  InterVision Network Corporation is a global on-line broadcast company publicly traded on the Pinksheets.  Mr. DeHerrera has been President and a Director of the company, formerly called Future Quest Nevada, Inc., since February 2004. Mr. DeHerrera orchestrated the purchase of the Intervision assets into Future Quest in January 2008 and changed the company’s name and recapitalized the company.   Previously he was President and CEO of the public company Atlantis Business Development Corporation, now Atlantis Technology Group.  Prior to joining Atlantis he was in the financial services sector for over fifteen years, most recently as president and founder of Alternative Finance Advisors, Inc, a consulting company to the credit industry.

Significant Employees

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

---------------------------------------------------------------------------------------
                     Number of Late   Number of Transactions Not      Failure to File
Name                  Reports          Reported on a Timely Basis      Requested Forms
---------------------------------------------------------------------------------------
Alexander Kulyashov        1(1)                    1                         Nil

Tim DeHerrera                                      1                          1

P James Voloshin                                   1                          1

Richard A Luthmann                                 1                          1
---------------------------------------------------------------------------------------

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 -Initial Statement of Beneficial Ownership of Securities or has not filed a Form 3- Initial Statement of Beneficial Ownership.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 and 2009 awarded to, earned by or paid to our executive officers.

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
                                                                             Non-Equity  Nonqualified
                                                                              Incentive    Deferred
Name and                                                      Stock  Option      Plan     Compensation    All Other
Principal                                        Salary Bonus Awards Awards  Compensation   Earnings    Compensation     Total
Position                                    Year  ($)    ($)   ($)    ($)        ($)           ($)           ($)          ($)
(a)                                          (b)  (c)    (d)   (e)    (f)        (g)           (h)           (i)          (j)
--------------------------------------------------------------------------------------------------------------------------------

Alexander Kulyashov,Chief Executive Officer 2008 $  0     0     0       0         0             0           5,000     $  5,000
--------------------------------------------------------------------------------------------------------------------------------
Nadezda Maximova, Chief Financial Officer   2008 $  0     0     0       0         0             0           2,066     $  2,066

--------------------------------------------------------------------------------------------------------------------------------
Tim DeHerrera,Chief Executive Officer       2009 $  0     0     0       0         0             0             0       $    0
--------------------------------------------------------------------------------------------------------------------------------
*Richard A Luthmann,VP, General Council     2009 $  0     0     0       0         0             0             0       $    0

--------------------------------------------------------------------------------------------------------------------------------
*P. James Voloshin,Treasure, Director       2009 $  0     0     0       0         0             0             0       $    0
--------------------------------------------------------------------------------------------------------------------------------

*   Richard Luthmann and P. James Voloshin resigned as officers and directors on October 6, 2009.

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
                  Unexercised         Options      Number of       (e)                That Have  of Stock   Number       Market
                    Options             (#)        Securities                            Not     That Have    of        or Payout
                      (#)         (Unexercisable)  Underlying                          Vested      Not     Unearned      Value of
                  (Exercisable)         (c)        Unexercised                           (#)      Vested     Shares,     Unearned
                      (b)                           Unearned                             (g)       ($)      Units or      Shares,
                                                     Options                                       (h)       Other       Units or
                                                       (#)                                                   Rights        Other
                                                       (d)                                                   That         Rights
                                                                                                           Have Not        That
                                                                                                            Vested       Have Not
                                                                                                              (#)         Vested
                                                                                                              (i)          ($)
                                                                                                                           (j)
-----------------------------------------------------------------------------------------------------------------------------------
Tim DeHerrera           0                  0             0            0        N/A         0       $   0        0            0
Richard A Luthmann      0                  0             0            0        N/A         0       $   0        0            0

P.James Voloshin        0                  0             0            0        N/A         0       $   0        0            0
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
                   in         (c)         (d)               ($)              Nonqualified               (g)
                  Cash                                      (e)                Deferred
                   ($)                                                       Compensation
                   (b)                                                         Earnings
                                                                                  ($)
                                                                                  (f)
-----------------------------------------------------------------------------------------------------------------------------------

Alexander Kulyashov  0            0          0                 0                     0                     0             $   0
Nadezda Maximova     0            0          0                 0                     0                     0             $   0

Tim DeHerrera        0            0          0                 0                     0                     0             $   0

Richard A Luthmann   0            0          0                 0                     0                     0             $   0

P. James Voloshin    0            0          0                 0                     0                     0             $   0
-----------------------------------------------------------------------------------------------------------------------------------

Option Grants in 2009
No options were granted during 2009.

Aggregated Option Exercises in 2009 and 2009 Year-End Option Values
No options were exercised by our Officers or Directors during 2009.

Stock Incentive Plan - Awards in 2009
During 2009, no shares, options or other rights were granted to any of our employees or Officers.

Director Compensation
No options were granted or payments made in compensation for services rendered to any Bonfire Productions directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 1, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	PERCENT OF CLASS

Common	Tim DeHerrera	11,666,667	18%
Common	Richard A Luthmann*	11,666,666	18%
Common	P. James Voloshin*	11,666,667	18%

Directors and Officers as a Group			53.82%

*   Richard Luthmann and P. James Voloshin resigned as officers and directors on October 6, 2009.

The percent of class is based on 6,503,332 shares of common stock issued and outstanding as of the date of this annual report.

The Company has no securities authorized for issuance under equity compensation plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ended June 30, 2009:

a) The President of the Company provides consulting services to the Company. During the year ended June 30, 2009 consulting services of $Nil (June 30, 2008 - $2,066) were charged to operations.

b) At March 31, 2009, the Company owed $1,900 to directors of the Company for cash advances provided to the Company.  The loan is payable on demand. This cash advance was paid in full at June 30, 2009

c) During the period ended September 30, 2008, the former President of the Company provided a $7,000 loan to the Company. The loan was payable on demand, unsecured, bore interest at 6.45% per annum, and consisted of $7,000 of principal due on or after July 5, 2009, and $336 of accrued interest payable as at August 29, 2008.

d) On August 29, 2008, the amounts due to the former President of the Company were settled and the Company recorded a $37,123 gain on the settlement of amounts due to related party.

e) On April 7, 2009, funds were disbursed from escrow for the purchase of approximately 54% control of the Company. Three million five hundred thousand (3,500,000) shares were purchased. The shares were purchased pursuant to an Affiliate Stock Purchase Agreement by Tim C. DeHerrera (1,166,667 shares), P. James Voloshin (1,166,667 shares) and Richard A. Luthmann (1,166,666 shares). Control was assumed from Alexander Kulyashov pursuant to the Agreement.  As part of the purchase of control, Tim C. DeHerrera consented to act as President, Secretary and Director, P. James Voloshin consented to act as Treasurer and Director, and Richard Luthmann consented to act as Executive Vice President, Chief Legal Officer and Director of the Company.  Additionally, with the transfer of control all liabilities were paid including all related party loans.

f) On May 18, 2009,  Shareholder Mr. Vikram Khanna provided a $5,000 loan to the Company. The loan is payable on demand with no fixed term or set duration of repayment.

g) On June 15, 2009,  Shareholder Mr. Vikram Khanna provided a $16,250 loan to the Company. The loan is payable on demand with no fixed term or set duration of repayment.

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Tim DeHerrera is also our chief executive officer.  As a result, we do not have any independent directors.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Moore and Associates, Chartered Accountants and Advisors, billed the following fees for the services indicated for Fiscal year ended June 30, 2008,  For Fiscal Year 2009 we changed Certifying Accountants to Seele and Beers, CPA’s and they billed the following fees and had to re-audit Fiscal 2008 In a letter dated September 2, 2009, we were advised that on August 27, 2009 the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a Board investigation.

                                        Fiscal year-ended
                               June 30, 2009         June 30, 2008
                               -------------         -------------

Audit fees                         $8,750                $ 3,500
Audit-related fees                    Nil                    Nil
Tax fees                              Nil                    Nil
All other fees                        Nil                  5,100

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

PARTI IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: December 2, 2009
BONFIRE PRODUCTIONS, INC.

/s/ Tim DeHerrera
---------------------------
Tim DeHerrera
President, Chief Executive Officer and Director
(Principal Executive Officer)