Form 10-Q
period 2009-09-30
Bonfire Productions, Inc.
filed 2010-05-13
CIK 1406257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2009.

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period _____________ to ______________.

Commission File Number 333-145743

BONFIRE PRODUCTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	75-3260546
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

One Sugar Creek Center Blvd.
Sugar Land, Texas  77478
(Address of principal executive offices) (Zip Code)

(713) 589-5393
(Registrant’s telephone number, including area code)

6302 Messedge Drive
Colorado Springs, Colorado  80919
 (Former Address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ]  Yes  [X] No (Not required by smaller reporting companies.)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 65,033,320 shares of $0.001 par value Common Stock outstanding as of May 10, 2010.

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Balance Sheets as of September 30, 2009 and June 30, 2009 (Unaudited)	3

Statements of Operations for the three months ended September, 2009 and 2008 and for the period from August 25, 2006 (Inception) to September 30, 2009 (Unaudited)	4

Statements of Cash Flows for the three months ended September 30, 2009 and 2008 and for the period from August 25, 2006 (Inception) to September 30, 2009 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	12

Item 2. Recent Sales of Unregistered Securities	12

Item 3. Defaults Upon Senior Securities	12

Item 4. Submission of Matters to a Vote of Security Holders	12

Item 5. Other Information	12

Item 6. Exhibits	13

Signatures	14

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
Balance Sheets
(Unaudited)

	As of September 30, 2009	As of June 30, 2009

ASSETS

Current assets
Cash	$-	$459
Total current assets	-	459

Total Assets	$-	$459

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,595	$5,792
Loan payable - related parties	25,250	21,250

Total current liabilities	28,845	27,042

Total Liabilities	28,845	27,042

Stockholders' Deficit
Common stock
75,000,000 shares authorized, $0.001 par value;
65,033,320 shares issued and outstanding
as of September 30, 2009 and June 30, 2009	65,033	65,033
Additional paid-in capital	36,272	36,272
Deficit accumulated during the development stage	(130,150)	(127,888)

Total Stockholders' Deficit	(28,845)	(26,583)

Total Liabilities and Stockholders' Deficit	$-	$459

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
 (Unaudited)

			From Inception
			on August 25,
			2006 (Inception)
			Through
	Three Months Ended September 30,		September 30,
	2009	2008 (Restated)	2009

Revenues	$-	$-	$-

Expenses:
Amortization	-	139	76
Audio production	-	-	14,500
Professional and legal fees	-	-	15,792
General and administrative	2,262	12,760	98,314

Total expenses	2,262	12,899	128,682

Loss from operations	(2,262)	(12,899)	(128,682)

Other income (expense):
Interest expense	-	(336)	(1,468)

Total other income (expense)	-	(336)	(1,468)

Net loss	$(2,262)	$(13,235)	$(130,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	65,033,320	65,033,320	65,033,320

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008 (Restated)	From August 25, 2006 (Inception) Through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,262)	$(13,235)	$(130,150)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	-	139	76
Accounts payable and accrued liabilities	(2,197)	335	4,513
CASH USED IN OPERATING ACTIVITIES	(4,459)	(12,761)	(125,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(1,929)
Disposition of fixed assets	-	-	1,852
CASH USED IN INVESTING ACTIVITIES	-	-	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,000	19,646	77,088
Proceeds from issuance of common stock	-	-	48,550
CASH PROVIDED BY FINANCING ACTIVITIES	4,000	19,646	125,638

NET CHANGE IN CASH	(459)	6,885	-

CASH AT BEGINNING OF PERIOD	459	410	-
CASH AT END OF PERIOD	$-	$7,295	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Forgiveness of debt by related party	$-	$37,123	$37,123

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009
(Unaudited)

Note 1. Basis of Presentation

The unaudited financial statements presented herein have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accounting policies set forth in its audited financial statements for the period ended June 30, 2009 as filed with the Securities and Exchange Commission (the “SEC”) in the Company’s Annual Report on Form 10-K and should be read in conjunction with the notes thereto.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the three months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year. These financial statements should be read in connection with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Note 2. Going Concern

At September 30, 2009, the Company had cash and cash equivalents of $0 and working capital deficit of $28,845. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2010 based on its current operating plan and condition.

The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue, although there can be no assurance thereof. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3. Related Party Transactions

During the three month period ended September 30, 2009, Mr. Vikram Khanna and Tim C. DeHerrera each paid an outstanding payable for $2,000 each on behalf of the company.  The loan is payable on demand with no fixed term or set duration of repayment.

Note 4. Restatement

The Company’s financial statements for the three months ended September 30, 2008 have been restated due to accounting errors. The Company incorrectly reported a related party loan as income in the amount of $7,500 and incorrectly reported the forgiveness of related party debt of $37,123 as other income. These amounts have been reduced to $0 in the accompany statement of operations for the three months ended September 30, 2008 as a result of the restatement.

Note 5. Subsequent Events

On April 8, 2010, Bonfire Productions, Inc. ("Bonfire") executed and entered into an agreement and plan of merger with CMoney, Inc. ("CMoney"), a Delaware corporation, pursuant to which Bonfire and CMoney have set forth certain terms relating to a proposed reverse merger transaction between the parties, whereby a new Bonfire wholly-owned subsidiary ("C$ cMoney Acquisition"), shall merge with and into CMoney, resulting in CMoney becoming a wholly-owned subsidiary of Bonfire.

On May 6, 2010, Bonfire, C$ cMoney and C$ cMoney Acquisition completed the merger.  Immediately prior to the merger, Jennifer Pharris, who became the controlling stockholder of the Company on April 21, 2010 through a purchase of shares of the Company’s common stock, was also the founder, controlling stockholder, sole director, President and Chief Executive Officer of C$ cMoney.

Promptly after completion of the merger of C$ cMoney Acquisition into C$ cMoney, C$ cMoney was merged into Bonfire, with Bonfire being the surviving entity.  Bonfire plans to change its name to cMoney, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

- the uncertainty of profitability based upon our history of losses;

- risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

- risks related to our international operations and currency exchange fluctuations;

- risks related to product liability claims;

- other risks and uncertainties related to our business plan and business strategy.

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

3. Marketing and sales of our products:

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three-month period ended September 30, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

			From Inception
			on August 25,
			2006 Through
	Three Months Ended September 30,		September 30,
	2009	2008	2009

Revenues	-	-	-
Operating Expenses	2,262	12,899	128,682
Loss from Operations	(2,262)	(12,899)	(128,682)

Operating Costs and Expenses

The major components of our expenses for the three-month period ended September 30, 2009, and 2008, are outlined in the table below:

	Three Months Ended September 30,
	2009	2008
Amortization	-	139
General and administrative	2,262	12,760

The decrease in operating expenses was mainly due to the decrease of $10,498 in general and administrative expenses during the three month ended September 30, 2009.

Liquidity and Capital Resources

Cash Flows

We had accounts payable and accrued liabilities of $3,595 and amounts payable to related party of $25,250 for a working capital deficiency of $28,845 as of September 30, 2009.

Cash Used In Operating Activities

Our cash balance of $0 as of September 30, 2009, has decreased by $459 during the three months ended September 30, 2009 compared to the cash balance of $459 as of June 30, 2009, primarily due to the General and Administrative expenses. The decrease in the cash position during the same period in fiscal year 2008 was also due to General and Administrative expenses.

Cash Used in Investing Activities

No cash was used for or provided by investing activities during the three-month period ended September 30, 2009 and 2008.

Cash from Financing Activities

Cash provided by financing activities decreased from $19,646 to $4,000 for the quarter ended September 30, 2009 and 2008.

Up through September 30, 2009, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from related parties of $77,088. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern

Going Concern

Due to our net losses, negative cash flow and negative working capital, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for the year ended June 30, 2009.

We have historically incurred losses, and through September 30, 2009 have incurred losses of $130,150 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution

Future Financings

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the "CEO") and our Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Act")) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5. OTHER INFORMATION.

Item 5.01 Change in Control of Registrant.

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

On April 8, 2010, Bonfire Productions, Inc. (the "Company" or "Bonfire") executed and entered into an agreement and plan of merger (the "Merger Agreement") with C$ cMoney, Inc. ("C$ cMoney"), a Delaware corporation, pursuant to which the Company and C$ cMoney have set forth certain terms relating to a proposed reverse merger transaction between the parties (the "Reverse Merger"), whereby a new Bonfire wholly-owned subsidiary, shall merge with and into C$ cMoney, resulting in C$ cMoney's becoming a wholly-owned subsidiary of the Company.

Under the terms of the Merger Agreement all of Bonfire's directors, on the effective date of the Reverse Merger, will be replaced by directors appointed by C$ cMoney.  All of Bonfire's officers would also resign, at that time, and be replaced by officers of C$ cMoney. The shareholders of C$ cMoney would also be issued greater than 50% of Bonfire's issued and outstanding shares of voting capital stock and would therefore effectively have control over the Company after the consummation of the Reverse Merger.  Mr. Tim C. DeHerrera currently serves as the Company's President, Chief Executive Officer, and Chairman of the Board of Directors.  Ms. Jennifer Pharris currently serves as President, Chief Executive Officer and Chairman of the Board of Directors of C$ cMoney.

C$ cMoney has developed a new and innovative way to send money and pay for goods and services using a cell phone. Furthermore, the C$ cMoney application will help eliminate the risk of identity and credit card theft for users. When it is released later this spring, the C$ cMoney mobile application is expected to enable consumers to download and use it with virtually any mobile device. C$ cMoney's executive offices are located in Houston, Texas. The founder, president and chief executive officer of C$ cMoney is Jennifer Pharris.

There can be no assurances that a Reverse Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated.

On April 21, 2010, Jennifer L. Pharris, founder and Chief Executive Officer of C$ cMoney, Inc., a development stage mobile technology company based in Houston, Texas, acquired approximately 54% of the outstanding shares of Bonfire Productions, Inc. directly from Alexander Kulyashov, using personal funds.  The previously announced merger of C$ cMoney, Inc. and Bonfire Productions, Inc. remains pending.

On April 21, 2010, in conjunction with the acquisition of shares referenced above, Tim C. DeHerrera resigned as President and Chief Executive Officer and sole director of Bonfire Productions, Inc. and Ms. Pharris became President and Chief Executive Officer and sole director of Bonfire Productions, Inc.  Ms. Pharris, 28, has been President and Chief Executive Officer and sole director of C$ cMoney, Inc. since its inception on March 3, 2009. Ms. Pharris also serves as President of Global 1 Enterprises, Inc., a technology development company, a title she has held since May 2006.  Prior to that, Ms. Pharris was a Teller Manager at Bank of America, N.A. from April 2005 to April 2006 and at SunTrust Bank from March 2004 to April 2005.  Ms. Pharris does not presently intend to draw a salary for her position and is in negotiations with a management team that she hopes to have employed by the surviving entity if the merger with C$ cMoney, Inc. is completed.

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

Bonfire Productions, Inc.

/s/ Jennifer L. Pharris
-----------------------------
   Jennifer L. Pharris
   President, Chief Executive
   Officer, and Director
   Dated: May 11, 2010

/s/ David J. Johnson
---------------------------
  Richard Luthmann
  Chief Financial Officer,
   principal accounting
  officer
  Dated: May 11, 2010