Form 10-Q
period 2009-12-31
Bonfire Productions, Inc.
filed 2010-05-13
CIK 1406257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended December 31, 2009.

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

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Balance Sheets as of December 31, 2009 and June 30, 2009 (Unaudited)	3

Statements of Operations for the three and six months ended December 31, 2009 and 2008 and for the period from August 25, 2006 (Inception) to December 31, 2009 (Unaudited)	4

Statements of Cash Flows for the six months ended December 31, 2009 and 2008 and for the period from August 25, 2006 (Inception) to December 31, 2009 (Unaudited).	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Recent Sales of Unregistered Securities	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	12

Signatures	13

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
Balance Sheets
(Unaudited)

	As of December 31, 2009	As of June 30, 2009

ASSETS

Current assets
Cash	$-	$459
Total current assets	-	459

Total Assets	$-	$459

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,595	$5,792
Loan payable - related parties	25,250	21,250

Total current liabilities	28,845	27,042

Total Liabilities	28,845	27,042

Stockholders' (Deficit)
Common stock
75,000,000 shares authorized, $0.001 par value;
65,033,320 shares issued and outstanding
as of December 31, 2009 and June 30, 2009	65,033	65,033
Additional paid-in capital	36,272	36,272
Deficit accumulated during the development stage	(130,150)	(127,888)

Total Stockholders' Deficit	(28,845)	(26,583)

Total Liabilities and Stockholders' Deficit	$-	$459

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					on August, 25
					2006 Through
	Three Months Ended December 31,		Six Months Ended December 31 ,		December 31,
	2009	2008	2009	2008 (Restated)	2009

Revenues	$-	$-	$-	$-	$-

Expenses:
Amortization	-	139	-	278	76
Audio production	-	-	-	-	14,500
Professional and legal fees	-	-	-	-	15,792
General and administrative	2,262	4,602	2,262	17,362	98,314

Total expenses	2,262	4,741	2,262	17,640	128,682

Loss from operations	(2,262)	(4,741)	(2,262)	(10,140)	(128,682)

Other income (expense):
Interest expense	-	-	-	(336)	(1,468)

Total other income (expense)	-	-	-	36,787	(1,468)

Net loss	$(2,262)	$(4,741)	$(2,262)	$(17,976)	$(130,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	65,033,320	65,033,320	65,033,320	65,033,320

The accompanying notes are an integral part of these financial statements

  BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008 (Restated)	From Inception on August, 25 2006 Through December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,262)	$(17,976)	$(130,150)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization	-	278	76
Accounts payable and accrued liabilities	(2,197)	2,085	4,513
CASH USED FOR OPERATING ACTIVITIES	(4,459)	(15,613)	(125,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(1,929)
Disposition of fixed assets	-	-	1,852
CASH USED FOR INVESTING ACTIVITIES	-	-	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,000	15,646	77,088
Proceeds from issuance of common stock	-	-	48,550
CASH PROVIDED BY FINANCING ACTIVITIES	4,000	15,646	125,638

NET CHANGE IN CASH	(459)	33	-

CASH AT BEGINNING OF PERIOD	459	410	-
CASH AT END OF PERIOD	$-	$443	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Forgiveness of debt by related party	$-	$37,123	$37,123

The accompanying notes are an integral part of these financial statements

 BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009
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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended December 31, 2009 are not necessarily indicative of the results to be expected for the year. These consolidated financial statements should be read in connection with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Note 2. Going Concern

At December 31, 2009, the company had cash and cash equivalents of $0 and working capital deficit of $28,845. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2010 based on its current operating plan and condition.

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

Note 4. Restatement

The Company’s financial statements for the six months ended December 31, 2008 have been restated due to accounting errors. The Company incorrectly reported a related party loan as income in the amount of $7,500 and incorrectly reported the forgiveness of related party debt of $37,123 as other income. These amounts have been reduced to $0 in the accompany statement of operations for the six months ended December 31, 2008 as a result of the restatement.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three and six-month period ended December 31, 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

					From Inception
					on August, 25
					2006 Through
	Three Months Ended December 31,		Six Months Ended December 31,		December 31,
	2009	2008	2009	2008	2009

Revenues	$-	$-	$-	$-	$-
Operating Expenses	2,262	4,741	2,262	17,640	128,682
Loss from Operations	(2,262)	(4,741)	(2,262)	(17,640)	(128,682)

Operating Costs and Expenses

The major components of our expenses for the three and six-month period ended December 31, 2009 and 2008 are outlined in the table below:

					From Inception
					on August, 25
					2006 Through
	Three Months Ended December 31,		Six Months Ended December 31 ,		December 31,
	2009	2008	2009	2008	2009

Amortization	-	139	-	278	76
General and administrative	2,262	4,602	2,262	17,362	98,314

The decrease in operating expenses was mainly due to the decrease of $2,340 and $15,100 in general and administrative expenses for the three and six months ended December 31, 2009 and 2008.

Liquidity and Capital Resources

Cash Flows

We had accounts payable and accrued liabilities of $3,595 and amounts payable to related party of $25,250 for a working capital deficiency of $28,845 as of December 31, 2009.

Cash Used In Operating Activities

Our cash balance of $0 as of December 31, 2009, has decreased by $459 during the six months ended December 31, 2009 compared to the cash balance of $459 as of June 30, 2009, primarily due to the General and Administrative expenses. The decrease in the cash position during the same period in fiscal year 2008 was also due to General and Administrative expenses..

Cash Used in Investing Activities

No cash was used for or provided by investing activities during the six-month period ended December 31, 2009 and 2008.

Cash from Financing Activities

Cash provided by financing activities decreased from $15,646 to $4,000 for the quarter ended December 31, 2009 and 2008.

Up through December 31, 2009, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from related parties of $77,088. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all.

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

Due to our net losses, negative cash flow and negative working capital, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for the year ended June 30, 2009 and December 31, 2009.

We have historically incurred losses, and through December 31, 2009 have incurred losses of $130,150 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 8, 2010, the Company filed an 8K with the Securities and Exchange Commission as follows:

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

There can be no assurances that a Reverse Merger or any similar transaction contemplated under the terms of the Merger Agreement will ever be consummated. The Merger Agreement is attached as an exhibit to this report.

On April 21, 2010, the Company filed an 8K with the Securities and Exchange Commission as follows:

On April 21, 2010, Jennifer L. Pharris, founder and Chief Executive Officer of C$ cMoney, Inc., a development stage mobile technology company based in Houston, Texas, acquired approximately 54% of the outstanding shares of Bonfire Productions, Inc. directly from Alexander Kulyashov, using personal funds.  The previously announced merger of C$ cMoney, Inc. and Bonfire Productions, Inc. remains pending

On April 21, 2010, in conjunction with the acquisition of shares referenced above, Tim C. DeHerrera resigned as President and Chief Executive Officer and sole director of Bonfire Productions, Inc. and Ms. Pharris became President and Chief Executive Officer and sole director of Bonfire Productions, Inc.  Ms. Pharris, 28, has been President and Chief Executive Officer and sole director of C$ cMoney, Inc. since its inception on March 3, 2009. Ms. Pharris also serves as President of Global 1 Enterprises, Inc., a technology development company, a title she has held since May 2006.  Prior to that, Ms. Pharris was a Teller Manager at Bank of America, N.A. from April 2005 to April 2006 and at SunTrust Bank from March 2004 to April 2005.  Ms. Pharris does not presently intend to draw a salary for her position and is in negotiations with a management team that she hopes to have employed by the surviving entity if the merger with C$ cMoney, Inc. is completed.

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

/ s/ Jennifer L. Pharris
-----------------------------
   Jennifer L. Pharris
   President, Chief Executive
   Officer, and Director
   Dated: May 15, 2010

/s/ David J. Johnson
---------------------------
  Richard Luthmann
  Chief Financial Officer,
   principal accounting
  officer
  Dated: May 11, 2010