Form 10-Q
period 2010-03-31
Bonfire Productions, Inc.
filed 2010-05-13
CIK 1406257

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ X ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
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

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

INDEX

PART I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements

Balance Sheets as of March 31, 2010 and June 30, 2009 (Unaudited)	3

Statements of Operations for the three and nine months ended March 2010 and 2009 and for the period from August 25, 2006 (Inception) to March 31, 2010 (Unaudited)	4

Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and for the period from August 25, 2006 (Inception) to March 31, 2010 (Unaudited)	5

Notes to the Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10

Item 4. Controls and Procedures	10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	11

Item 2. Recent Sales of Unregistered Securities	11

Item 3. Defaults Upon Senior Securities	11

Item 4. Submission of Matters to a Vote of Security Holders	11

Item 5. Other Information	11

Item 6. Exhibits	12

Signatures	13

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
Balance Sheets
(Unaudited)

	As of March 31, 2010	As of June 30, 2009

ASSETS

Current assets
Cash	$-	$459
Total current assets	-	459

Total Assets	$-	$459

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$3,595	$5,792
Loan payable - related parties	25,250	21,250

Total current liabilities	28,845	27,042

Total Liabilities	28,845	27,042

Stockholders' Deficit
Common stock
75,000,000 shares authorized, $0.001 par value;
65,033,320 shares issued and outstanding
as of March 31, 2010 and June 30, 2009	65,033	65,033
Additional paid-in capital	36,272	36,272
Deficit accumulated during the development stage	(130,150)	(127,888)

Total Stockholders' Deficit	(28,845)	(26,583)

Total Liabilities and Stockholders' Deficit	$-	$459

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

					From Inception
					on August, 25
					2006 Through
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,
	2010	2009	2010	2009 (Restated)	2010

Revenues	$-	$-	$-	$-	$-

Expenses:
Amortization	-	110	-	388	76
Audio production	-	-	-	-	14,500
Professional and legal fees	-	-	-	-	15,792
General and administrative	2,262	1,861	2,262	19,223	98,314

Total expenses	2,262	1,971	2,262	19,611	128,682

Loss from operations	(2,262)	(1,971)	(2,262)	(19,611)	(128,682)

Other income (expense):
Interest expense	-	-	-	(336)	(1,468)

Total other income (expense)	-	-	-	(336)	(1,468)

Net loss	$(2,262)	$(1,971)	$(2,262)	$(19,947)	$(130,150)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	65,033,320	65,033,320	65,033,320	65,033,320

The accompanying notes are an integral part of these financial statements

  BONFIRE PRODUCTIONS, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009 (Restated)	From Inception on August 25, 2006 Through March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,262)	$(19,947)	$(130,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	-	278	76
Accounts payable and accrued liabilities	(2,197)	2,966	4,513
CASH USED IN OPERATING ACTIVITIES	(4,459)	(16,703)	(125,561)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(1,929)
Disposition of fixed assets	-	-	1,852
CASH USED IN INVESTING ACTIVITIES	-	-	(77)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,000	17,146	77,088
Proceeds from issuance of common stock	-	-	48,550
CASH PROVIDED BY FINANCING ACTIVITIES	4,000	17,146	125,638

NET CHANGE IN CASH	(459)	443	-

CASH AT BEGINNING OF PERIOD	459	(429)	-
CASH AT END OF PERIOD	$-	$14	$-

SUPPLEMENTAL DISCLOSURE
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Forgiveness of debt by related party	$-	$37,123	$37,123

The accompanying notes are an integral part of these financial statements

BONFIRE PRODUCTIONS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. The results of operations presented for the six months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year. These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Note 2. Going Concern

At March 31, 2010, the company had no cash and a working capital deficit of $28,845. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2010 based on its current operating plan and condition.

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

Note 4. Restatement

The Company’s financial statements for the nine months ended March 31, 2009 have been restated due to accounting errors. The Company incorrectly reported a related party loan as income in the amount of $7,500 and incorrectly reported the forgiveness of related party debt of $37,123 as other income. These amounts have been reduced to $0 in the accompany statement of operations for the nine months ended March 31, 2009 as a result of the restatement.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operation for the three and nine-month period ended March 31, 2010 and 2009, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

					From Inception
					on August, 25
					2006 Through
	Three Months Ended March 31		Nine Months Ended March 31		March 31,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-
Operating Expenses	2,262	1,971	2,262	19,611	128,682
Loss from operations	2,262	1,971	2,262	19,611	128,682

Operating Costs and Expenses

The major components of our expenses for the three and nine-month period ended March 31, 2010 and 2009 are outlined in the table below:

					From Inception
					on August 25,
					2006 Through
	Three Months Ended March 31,		Nine Months Ended March 31,		March 31,
	2010	2009	2010	2009	2010

Amortization	-	110	-	388	76
General and administrative	2,262	1,861	2,262	19,223	98,314

The increase in operating expenses for the three months ended March 31, 2010 was mainly due to the increase of $401 in general and administrative expenses, and the decrease in operating expenses for the nine months ended March 31, 2010 was mainly due to the decrease of $16,961 in general and administrative expenses.

Liquidity and Capital Resources

Cash Flows

We had accounts payable and accrued liabilities of $3,595 and amounts payable to related party of $25,250 for a working capital deficiency of $28,845 as of March 31, 2010.

Cash Used In Operating Activities

Our cash balance of $0 as of March 31, 2010, has decreased by $459 during the nine months ended March 31, 2010 compared to the cash balance of $459 as of June 30, 2009, primarily due to the General and Administrative expenses. The decrease in the cash position during the same period in fiscal year 2008 was also due to General and Administrative expenses.

Cash Used in Investing Activities

No cash was used for or provided by investing activities during the nine-month period ended March 31, 2010 and 2009.

Cash from Financing Activities

Cash provided by financing activities decreased from $17,146 to $4,000 from the quarter ended March 31, 2009 to 2010.

To March 31, 2010, the Company has funded its initial operations through the issuance of 6,503,332 shares of capital stock for proceeds of $48,550 and loans from related parties of $77,088. Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern

Going Concern

Due to our net losses, negative cash flow and negative working capital, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern for the year ended June 30, 2009 and March 31, 2010.

We have historically incurred losses, and through March 31, 2010 have incurred losses of $130,150 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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